Form 10QSB
period 2002-06-30
YELLOWSTONE CORPORATE SERVICES INC
filed 2002-08-14
CIK 1170830

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-QSB

(Mark One)
[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

Or

[ ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-49726

              YELLOWSTONE CORPORATE SERVICES, INC.
           ------------------------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                          88-0491287
       ---------------                   ----------------
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

  Suite 1201 Alexandra House,
 16-20 Chater House Road, Hong Kong            N/A
-----------------------------------         -------
(Address of principal executive            (Zip Code)
           offices)

                         (852) 2905-1388
                    -------------------------
       (Registrant's telephone number, including area code)

                               N/A
                           ----------
 (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                      THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the
  Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                           Yes [ ] No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,219,132



PAGE-1-



        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                        Report on Form 10-QSB
                          For quarter ended
                            June 30, 2002


                    TABLE OF CONTENTS

                                                             Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets - as of June 30,        3
2002 (unaudited) and December 31, 2001 (audited)

Unaudited Condensed Consolidated Statements of Operations     4
- for each of the three and six-month periods ended June
30, 2002 and 2001, and for the period from Inception
(March 14, 2002) to June 30, 2002

Unaudited Condensed Consolidated Statements of Cash Flows     5
- for each of the six-month periods ended June 30, 2002 and 2001, and for the period from Inception (March 14, 2002) to June 30, 2002

Notes to Condensed Consolidated Financial Statements          6

Item 2 - Management's Discussion and Analysis or Plan of      15
Operation

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security          19
Holders

Item 6 - Exhibits                                             20








PAGE-2-



                   PART I - FINANCIAL INFORMATION

                    Item 1 - Financial Statements

        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
                Condensed Consolidated Balance Sheets
             (Amount expressed in United States dollars)

                                Note    June 30,      December
                                          2002       31, 2001
                                       (Unaudited)
                                       ----------    -----------
                                       $               $
ASSETS
Current assets:
Cash                                   78,126          31,220
Accounts receivable                    10,989          135
Prepayments                            20,808          7,733
Deferred project costs                 ---             46,515
Deferred offering costs         3(b)   ---             45,000
                                       ----------    -----------
Total current assets                   109,923         130,603
Fixed assets:
Office equipment (net of
accumulated
   depreciation of $464 and $32        2,228           733
respectively)
Other assets:
Long-term prepayments           6(a)   7,911           10,811
                                       ----------    -----------
Total assets                           120,062         142,147
                                       ==========    ===========
LIABILITIES, MINORITY  INTEREST
AND
STOCKHOLDERS' EQUITY

Current liabilities:
Clients' deposits                      15,976          10,000
Accounts payable and accrued           4,259           40,348
expenses
Due to a stockholder            5(e)   ---             3,217
                                       ----------    -----------
Total current liabilities              20,235          53,565
                                       ----------    -----------
Minority Interest in                   503             ---
Consolidated Subsidiary                ----------    -----------
Commitments                      6&7
Stockholders' equity:
Preferred  stock, $0.001 par
value, 5,000,000 shares          3(a)
authorized;  no  shares  issued        ---            ---
and outstanding

Common stock, $0.001 par value,
20,000,000 shares authorized;    3(b)
6,219,132 shares and  5,052,632        6,219          5,053
shares  issued and outstanding,
respectively

Additional paid-in capital             146,731         90,967

Deficit   accumulated    during        (53,626)        (7,438)
development stage                      ----------    -----------

Total stockholders' equity              99,324         88,582
                                       ----------    -----------
Total   liabilities,   minority
interest    and   stockholders'        120,062        142,147
equity                                 ==========    ===========


   The accompanying notes are an integral part of these financial statements.





PAGE-3-



        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
      UNAUDITED CONDENSE CONSOLIDATED STATEMENTS OF OPERATIONS
            (Amounts expressed in United States dollars)


                        Note                                   From
                                                             inception
                               Three months     Six months   (March 14,
                              ended June 30,    ended June    2001) to
                                                   30,        June 30,
                              --------------   -------------
                               2002     2001   2002    2001     2002
                              ------   -----   ------  -----  --------
                                $        $      $       ---    $
                                                        ---
Revenue  from  services       9,290      ---   14,024   ---    14,024
provided
Direct cost of services      (2,321)     ---   (5,263)  ---    (5,263)
                              ------   -----   ------  -----  --------
Gross margin                  6,969      ---    8,761   ---     8,761
Other income                    270      ---      675   ---       810
                              ------   -----   ------  -----  --------
                              7,239      ---    9,436   ---     9,571
General and                  (42,489)    ---  (55,624) (550)  (63,197)
administrative expenses       ------   -----   ------  -----  --------
Loss  before cumulative
effect  of  changes  in      (35,250)    ---  (46,188) (550)  (53,626)
accounting principle

Cumulative  effect   on
prior year (to December
31,  2001) of  changing
to  a different revenue
recognition method ,and   4    ---       ---    ---     ---    ---
a   different   expense       ------   -----   ------  -----  --------
recognition method,  on
service           sales
transactions
Loss   from  operations      (35,250)    ---  (46,188) (550)  (53,626)
and net loss                  ======   =====   ======  =====  ========

Amount per common share
Loss  before cumulative
effect  of  changes  in       (0.01)  (0.00)   (0.01) (0.00)   (0.01)
accounting principle
Cumulative  effect   on
prior year (to December
31,  2001) of  changing
to  a different revenue
recognition method ,and   4    ---      ---    ---     ---     ---
a   different   expense       ------   -----   ------  -----  --------
recognition method,  on
service           sales
transactions

Net   loss  per  common       (0.01)  (0.00)   (0.01) (0.00)   (0.01)
share                         ======   =====   ======  =====  ========

Weighted average number
of     common    shares   6,219,132  5,052,632 6,024,715 5,052,632 5,441,465
outstanding               =========  ========= ========= ========= =========

Pro    forma    amounts
assuming    the     new
revenue     recognition
method    and   expense   4
recognition  method  on      (35,250)   ---   (46,188) (550)  (53,626)
service           sales     =========  =====  ======== =====  ========
transactions        are
applied retroactively
      Net loss
        Net  loss   per       (0.01)  (0.00)   (0.01) (0.00)   (0.01)
common share                  ======   =====   ======  =====  ========

   The accompanying notes are an integral part of these financial statements




PAGE-4-



        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
            (Amounts expressed in0 United States dollars)


                                                         From
                                                       inception
                                  Six months ended   (March 14, 2001)
                                      June 30,          to June 30,
                                  ----------------
                                   2002      2001        2002
                                  -------  -------    ------------
                                    $        $           $
CASH FLOW FROM OPERATING
ACTIVITIES
Net loss                         (46,188)   (550)       (53,626)

Adjustments to reconcile net
loss to net cash paid
   for operating activities:
Depreciation                         432     ---          464
Decrease/(increase) in
operating assets:
Accounts receivable              (10,854)    ---         (10,989)
Prepayments                      (10,175)    (1,850)     (28,719)
Deferred project costs            46,514     ---
Increase/(decrease) in
operating liabilities:
Clients' deposits                  5,976     ---          15,976
Accounts payable and accrued     (36,089)    ---           4,259
expenses                          -------  -------    ------------
Net cash paid for operating      (50,384)    (2,400)     (72,635)
activities

CASH    FLOW   FROM   INVESTING
ACTIVITIES
Purchases of office equipment     (1,927)    ---         (2,692)

CASH FLOW FROM FINANCING
ACTIVITIES
Net proceeds from issuance of    101,930     51,020      152,950
common stock
Amount due to a stockholder       12,383                 15,599
Repayment of amount due to a     (15,599)    ---         (15,599)
stockholder
Minority interest                   503      ---         503
                                  -------  -------    ------------
Net increase in cash              46,906     48,620      78,126
Cash as of beginning of period    31,220     ---         ---
                                  -------  -------    ------------
Cash as of end of period          78,126     48,620      78,126
                                  =======  =======    ============
Non-cash investing  and
financing activities:

Common stock issued in exchange    ---       45,000      45,000
for corporate consulting and      =======  =======    ============
document preparation services


   The accompanying notes are an integral part of these financial statements





PAGE-5-



        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED COPNSOLIDATED FINANCIAL STATEMENTS
            (Amounts expressed in United States dollars)

1           ORGANIZATION AND PRINCIPAL ACTIVITIES

    Yellowstone   Corporate  Services,  Inc.  (the   "Company")   was
    incorporated  in  the  State of Nevada on March  14,  2001.   The
    Company's major business objectives are to provide consulting, liaison, and coordination services to foreign small to medium size companies to assist them in becoming publicly traded companies in the United States. Its initial geographical focus includes Hong Kong, the People's Republic of China and the
    Republic of Korea. After the clients become publicly traded companies, the Company will also provide continuing consulting services for compliance and reporting requirements in the pertinent jurisdictions. Additionally, the Company will also provide advisory services to clients on general corporate financial matters.


    The Company incorporated five companies as stockholders during February of 2002 to May of 2002. The key information on these four companies are:-



        Name of company        Place of     Amount of   Percentage
                            incorporation     Share      of Equity
                                             Capital      held by
                                                            the
                                                          Company
    ---------------------------------------------------------------
     Yellowstone (Hong      Hong Kong      $    2 HKD   100.00%
     Kong) Limited

     StoneOne, Inc.         State of       $ 622 USD    100.00%
                            Nevada

     StarLightOne, Inc.     State of       $ 622 USD    100.00%
                            Nevada

     CEP (USA), Inc.        State of       $1,125 USD    55.30%
                            Nevada

     Westpark (Hong  Kong)  Hong Kong      $    2 HKD   100.00%
     Limited

    Yellowstone (Hong Kong) Limited ("YHK") was formed in Hong Kong to serve local clients in Hong Kong by providing consulting services which include maintenance of secretarial records, bookkeeping, preparation of financial analysis for management purposes, and business plan preparation. YHK is currently negotiating with a Hong Kong consulting firm to become a sub-contractor on consulting services for a fixed monthly fee of $10,000 HKD.

    StoneOne, Inc. and StarLightOne, Inc. were formed with no specific business objectives other than to seek for merger and acquisition opportunities. The Company is currently the sole stockholder of both companies. The Company's Directors and Officers, Kai Hon Chan and Ka Yiu Ip, also serve as Directors and Officers of StoneOne, Inc. at no compensation. The Company's Director and President, King Kwok Yu, currently serves as the sole Director and Officer of StarLightOne, Inc. at no compensation. The Company anticipates it will experience a change of control in and management of these two companies upon the closing of a merger or acquisition. When any of these two companies enters into negotiation with merger or acquisition targets, the Company will offer its services as a Project Manager to these targets to assist the merged entity attain listing on the OTC Bulletin Board after the consummation of the merger or acquisition for a negotiated project management fee. It is, however, not a pre-requisite condition for the Company's appointment as a Project Manager for any one of these two companies to enter into a merger or acquisition transaction. StoneOne, Inc. filed a Registration Statement on Form 10SB with the SEC on June 17, 2002 on a voluntary basis to become a Reporting Company under the Securities and Exchange Act of 1934 (the "Exchange Act"). The Company engaged the legal firm, Harold
    P. Gewerter, Esq., Ltd. to develop this registration statement at a cost of $5,000 USD plus 30,000 shares of restricted common stock of StoneOne,




PAGE-6-



        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED COPNSOLIDATED FINANCIAL STATEMENTS
            (Amounts expressed in United States dollars)


1           ORGANIZATION AND PRINCIPAL ACTIVITIES (cont'd)

    Inc. The Company has made a full payment on the cash component of the fee. StoneOne, Inc. has not issued any common stock to the legal firm. After issuance of these common stock to the legal firm, the Company's equity interest in StoneOne, Inc. will decrease from 100% to 99.52%. The Company's total investment in StonOne, Inc. was $8,292 USD as of June 30, 2002. StarLightOne, Inc. has not taken any action to become a Reporting Company under the Exchange Act. Othe Company's total investment in StarLightOne, Inc. was $1,382 USD as of June 30, 2002. StoneOne, Inc. and StarLightOne, Inc. have not commenced any negotiation for a merger or an acquisition.

    CEP (USA), Inc. was formed between the Company, as a 55.30% shareholder, and several individuals who collectively hold 44.70% of the equity in the CEP (USA), Inc.. The names of these individual shareholders and the percentage of equity held by each of them are: (a) Guang Xin Wu - 22.35%, (b) Karlson Po - 8.94%, (c) So Ha Tsang - 8.94%, and (d) Frank Sherman - 4.47%. Karlson Po, So Ha Tsang, and Frank Sherman are Mr. Wu's designees to become shareholders of CEP (USA), Inc. Mr. Wu is a major equity owner and the President of Foshan Hung Law Investment Planning Limited with which the Company has a Representative Office and Name-use Right Agreement. Mr. Po is the Company's employee and the nephew of King Kwok Yu, the Company's Director and President. Mr. Sherman is a major shareholder and the President of Yellowstone Incorporating Services, Inc. with which the Company has a Sub-contracting and Name-use Right Agreement. Mr. Sherman has been the Company's stockholder since May of 2002, and the Company's sub-contractor for a Korean project since July of 2002. Currently, King Kwok Yu and Guang Xin Wu are the Directors and Officers of the CEP
    (USA), Inc.

    The business objective of CEP (USA), Inc. is to develop a distributorship business on environmental protection products and processes. The Company has an understanding with Guang Xin Wu and his designees on the followings:

*    The Company would bear the cost of incorporating CEP (USA), Inc.

* The Company would assist CEP (USA), Inc. in its expenses to establish a shareholder base comprising of at least 50 shareholders;

* Guang Xin Wu would secure distributorship on environmental protection products and processes for CEP (USA) Inc. with his best effort at no compensation;

* Karlson Po and So Ha Tsang would perform bookkeeping and administrative function for CEP (USA), Inc. at no compensation;

* Frank Sherman would assist CEP (USA), Inc. to deal with matters in the US at no compensation;

* Outside financial resources should be secured as and when it is needed to support CEP (USA), Inc.'s operations; and

* CEP (USA), Inc. should seek for listing on either the Pink Sheet or the OTC Bulletin Board as and when it is qualified to do so.




PAGE-7-



        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED COPNSOLIDATED FINANCIAL STATEMENTS
            (Amounts expressed in United States dollars)

1           ORGANIZATION AND PRINCIPAL ACTIVITIES (cont'd)

    The Company has appointed the legal firm, David Wagner & Associates, P.C., to give it legal advice on the distribution of its shareholding in CEP (USA), Inc. to its stockholders. The Company's total investment in CEP (USA), Inc. was $3,382 as of June 30, 2002. Guang Xin Wu has caused Fohan Hung Law Investment Planning Limited, to which he is the major equity owner and President, to grant to CEP (USA), Inc. distributorship on two environmental protection related products outside of China. Foshan Hung Law Investment Planning Limited secured these distributorship rights before CEP (USA), Inc. was formed. As of June 30, 2002, CEP (USA), Inc. had not commenced any business activities.

    As and when CEP (USA), Inc. has become a publicly traded company, the Company plans to obtain a consulting contract to help CEP (USA), Inc. fulfill its statutory reporting requirements.

    Westpark (Hong Kong) Limited was incorporate as the Company's vehicle to have transactions with WestPark Capital, Inc. of the United States. Westpark (Hong Kong) Limited will receive a finder's fee at pre-determined rates for the purposes of finding suitable company clients for both private and public funding, identifying and securing sources of institution, private equity and venture capital on behalf of WestPark Capital, Inc.

2          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             (a)        Development Stage Company

         The Company has performed services for compensation since January of 2002 but the revenue earned to date is not consider as significant. As a result, The Company is considered a development stage company, as defined in the Statement of Financial Accounting Standards No.7

    (b)         Use of Estimates

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. An estimate was used in valuing the amount of shares to be issued in return for professional services rendered [note 3(b)]. The directors estimate this approximates the cost an independent professional would charge for these services.

    (c)         Revenue Recognition

         The Company previously had an accounting policy to recognize project revenues when the projects are completed. This policy was adopted to apply the Completed Performance Method for service sales transactions. During the second quarter  of  2002,  the  Company adopted  a  new  accounting policy to recognize project revenues based on the Proportional Performance Method. This method applies to a service transaction involving a specific number of defined but not identical or similar acts, and the revenue recognized for each act is based on the following formula:

          Direct cost of individual act
          ------------------------------  x   Total revenues from Complete
          Total   estimated  direct           transaction
          costs of the transaction

         Please refer to note 4 for additional details on the above change in accounting policy.

         Revenue from granting name use rights is recognized when the right to receive payment is established.



PAGE-8-



        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED COPNSOLIDATED FINANCIAL STATEMENTS
            (Amounts expressed in United States dollars)


2           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

              (d)       Deferred Project Costs

         The Company previously had an accounting policy to defer expenditures specifically identifiable to a project-in-progress until the completion of the project. This accounting policy was adopted in conjunction with the Completed Performance Method for project revenue recognition. Due to the adoption of the Proportional Performance Method for recognition of project revenue in the second quarter of 2002, the Company also changed its accounting policy on the expense recognition for project-in-progress. Under the Proportional Performance Method for recognition of project revenue, indirect costs relating to the project are required to be charged to expense as incurred, initial direct costs are required to be charged to expense at the time revenues are recognized, and direct costs are required to be recognized as expense as incurred. (note 4)

             (e)        Fair Value of Financial Instruments

         All financial instruments of the Company are carried at cost, which approximate their fair values.

    (f)         Fixed Assets

         Fixed assets, consisting of office equipment, are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of 2 years.

              (g)      Deferred Offering Costs

         The Company defers costs associated with the raising of capital until such time as the offering is completed, at which time the costs are charged against the capital raised. Should the offering be terminated, the costs are charged to operations during the period when the offering is terminated.

              (h)       Net Loss Per Share

         Basic net loss per share is computed in accordance with Statement of Financial Accounting Standards No.128 " Earnings Per Share" by dividing net loss by the weighted average number of shares of common stock outstanding during the period.


3.   STOCKHOLDERS' EQUITY

              (a)       Preferred Stock

         The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 each, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.





PAGE-9-



        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED COPNSOLIDATED FINANCIAL STATEMENTS
            (Amounts expressed in United States dollars)



3.   STOCKHOLDERS' EQUITY (cont'd)

              (b)       Common Stock

         The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.001 each. The Company issued 5,052,632 shares on March 28, 2001 for a total cash consideration of $51,020 and for professional services valued by the Company's Board of Directors at $45,000, which was recorded as deferred offering costs under current assets [note 2(b)] as of December 31, 2001. In January, 2002, The Company completed a public offering of shares of common stock in accordance with Regulation D, Rule 504 of the Securities Act of 1933, as amended, and the registration by qualification of the offering in the State of Nevada. The Company sold 1,166,500 shares of common stock, par value, at a price of $0.10 per share for a gross proceed of $116,650 in cash. The cost of this offering of $59,720, which included the deferred offering cost of $45,000, was charged against additional paid-in capital.



4. CHANGE IN PROJECT REVENUE RECOGNITION METHOD AND PROJECT EXPENSE RECOGNITION METHOD

     During  the  second  quarter of 2002,  the  Company  decided  to change the method of recognizing project revenue from the Completed Performance Method to the Proportional Performance Method. In connection with this change, the Company also changed the method of recognizing project expenses as required under the Completed Performance Method to the method of recognizing project expenses as required under the Proportional Performance Method. The changes were made to better reflect the effort of our management in the financial statements on a timely basis. The operating result for the first quarter of 2002 had been restated to reflect the newly adopted methods. The retroactive application of the new methods, however, did not result in any cumulative effect in the operating results because the Company did not carry out any project management activities, which generated revenues during the period from March 14, 2001 (date of Incorporation) to December 31, 2001. The effect of the changes on the three months ended June 30, 2002 was to decrease net loss by $6,969 ($0.0011 per share); the effect of the changes on the six months ended June 30, 2002 was to decrease net loss by $8,761 ($0.0015 per share). The pro forma amounts reflect the effect of retroactive application on project revenue and project expenses that would have been made in 2001 had the new methods been in effect.








PAGE-10-



        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED COPNSOLIDATED FINANCIAL STATEMENTS
            (Amounts expressed in United States dollars)



4. CHANGE IN PROJECT REVENUE RECOGNITION METHOD AND PROJECT EXPENSE RECOGNITION METHOD (cont'd)

     The effect of the changes on the first quarter of 2002 is as follows:

             Loss  before cumulative effect
             of   a  change  in  accounting     (10,938)
             principle

             Cumulative  effect  on   prior
             year (to December 31, 2001) of
             changing    to   a   different
             revenue   recognition   method
             ,and   a   different   expense        ---
             recognition method, on service   --------------
             sales transactions

              Loss from operations and net      (10,938)
                          loss                ==============

             Amount per common share

             Loss  before cumulative effect
             of   a  change  in  accounting     (0.0018)
             principle

             Cumulative  effect  on   prior
             year (to December 31, 2001) of
             changing    to   a   different
             revenue   recognition  method,
             and   a   different   expense         ---
             recognition method, on service -------------- sales transactions

             Net loss per common share          (0.0018)
                                             ==============
             Weight average number of          5,830,298
             common shares outstanding       ==============

5             RELATED PARTY TRANSACTIONS

     In  addition  to  the  related party transaction  regarding  CEP
     (USA), Inc. as disclosed in note 1, the Company also has the following related party transactions:

     (a) The Company's Board of Directors has adopted a policy to pay a referral fee to its stockholders, officers, directors, and employees in the event that the Company has successfully completed an assignment as either a Joint Project Manager or a Sole Project Manager as a result of receiving a referral from any of these parties The amount of referral fee payable to any of these parties is determined on a negotiated basis and is in line with that payable to independent consultants, which has a maximum of 15% on the Company's project management fee.

    (b) In September 2001, through Mr. William Lam, the Company secured an engagement as Joint Project Manager with Jupiter Capital Korea Limited to assist a Korean based client to seek for quotation on the OTC Bulletin Board in the United States (the "Korean Project"). The Company has commenced work on this engagement. Upon completion of this engagement, the Company will pay a referral fee to Mr. William Lam (note 7). In addition, we secured the right for a company owned by Mr. Lam to acquire 30,000 shares of restricted common stock of the company to be listed for the Korean Project. Mr. William Lam and his wife, Mrs. Lisa Lam, beneficially own 700,000 shares of the Company's common stock.



PAGE-11-



        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED COPNSOLIDATED FINANCIAL STATEMENTS
            (Amounts expressed in United States dollars)


5           RELATED PARTY TRANSACTIONS (Cont'd)

    (c) In connection with the Korean Project, the Company has engaged Qu Corp., which is a registered stockholder for 2,052,632 shares of the Company's common stock, to act as the Company's coordinator in the United States at a fee of $45,000, which is included as part of the deferred project costs under current assets. In May of 2002, the Company reached a decision to terminate the services of Qu Corp for the Korean Project because the Company wished to work with professional firms which could pay more attention to the progress of the project. Agreement was reached in the same month with Qu Corp that they should only be compensated at a cash payment of $10,000 USD for the work already completed which included formation of a new Nevada corporation and drafting of documents required under Rule
         504 of Regulation D of the Securities Act of 1933. This payment was made in September of 2001 as a prepayment and was recognized as expense in the second quarter of 2002. In May of 2002, Qu Corp distributed the whole 2,052,632 shares to the following persons :-

                                                  As a percent
                    Name             Number of      to total
                                     shares of     Yellowstone
                                    Yellowstone   common stock
                                   common stock     as of May
                                                    26, 2002
             ----------------      -------------  -------------
            Brett Bleazard                 8,500      0.14%
            Nick Pelletiere               18,000      0.29%
            Ron Davis                     27,500      0.44%
            Cheryl Curtis                200,000      3.22%
            Tia  Owen  (President
            and sole owner of  Qu        317,632      5.11%
            Corp)
            Dana Anderson                160,000      2.57%
            Eileen Anderson              105,000      1.69%
            Nicole Anderson               25,000      0.40%
            Eric Anderson                 25,000      0.40%
            Kyle Anderson                 25,000      0.40%
            Destiny Anderson              25,000      0.40%
            Ballycastle                   75,000      1.21%
            Enterprises
            Redmoor     Holdings,         75,000      1.21%
            Ltd.
            Coalition   Partners,         50,000      0.80%
            Inc.
            Omawag, Inc.                  40,000      0.64%
            Steel On Target, Inc.         40,000      0.64%
            Delos Capital Growth,        100,000      1.61%
            LLC
            William R. Cook              100,000      1.61%
            Ray Nance                    257,500      4.14%
            Frank Sherman                121,000      1.95%
            Gary Tovar                    10,000      0.16%
            Jeff Bradley                 247,500      3.98%
                                   -------------  ------------

                    Total              2,052,632     33.01%
                                        ========     =======

         Mr. Frank Sherman, who received 121,000 shares of the Company's common stock from the above distribution, is the President of Yellowstone Incorporating Services, Inc. which serves as our representative office in Las Vegas, Nevada (note 6(a)). Mr. Sherman also holds 4.47% of the equity in one of the Company's subsidiary, CEP (USA), Inc. (note 1).



PAGE-12-



        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED COPNSOLIDATED FINANCIAL STATEMENTS
            (Amounts expressed in United States dollars)


5          RELATED PARTY TRANSACTIONS (Cont'd)


    (d) On October 26, 2001, the Company entered into a Representative Office Agreement with Jupiter Capital Limited ("Jupiter Hong Kong"), which is beneficially owned by Mr. William Lam and Mrs. Lisa Lam. Under this agreement, Jupiter Hong Kong provides the Company with various kinds of office services in Hong Kong including but not limited to reception services, mail forwarding and use of office space upon request at a monthly charge of $1,181 per month. Since November of 2001, the Company has been using about 80 square feet of office space on a continuous and exclusive basis and common space on a sharing basis as provided by Jupiter Capital Limited. On July 15, 2001, Jupiter Capital Limited served a one month notice to the Company to terminate the Representative Office Agreement with effect on August 15, 2002 because it is relocating its office. On July 25, 2002, the Company entered into a Monthly Rental Agreement with Jupiter Capital Limited to rent 480 square feet of space for exclusive use and 2,552 square feet of space for common use at a monthly rental of US$3,369. (note 6(c) and note 8).

    (e) Details of amount due to a stockholder of the Company were as follows:

                                         June 30,     December
                                           2002      31, 2001
                                        (Unaudited)
                                        -----------  ---------
                                            $         $

         Mr. King Kwok Yu                  ---        3,217
                                        ===========  =========

         The amount due as of December 31, 2001 arose from payments made by Mr. Yu on behalf of the Company during the normal course of business This banlance was unsecured, non-interest bearing and without pre-determined repayment term.

     (f) In February of 2002, the Company reached agreement with Supply Chain Services, Inc. ("SCS") to buy 618,497 shares of its common stock for a total cash consideration of $5,000 USD, after SCS has registered these shares for distribution to the Company's stockholders under the Securities Act of 1933. The Company further agreed to introduce a Market Maker to SCS to sponsor it to apply for quotation of its common stock on the OTC Bulletin Board after the registration of the 618,497 shares of its common stock becomes effective. During February of 2002, the Company made a non-refundable deposit to SCS which will be applied towards the Company's purchase of SCS's common stock, and SCS engaged the legal firm, Harold P. Gewerter, Esq., Ltd., to develop documents for registration of the shares the Company agreed to purchase. SCS is a Reporting Company under the Securities and Exchange Act of 1934, but its common stock is not publicly traded. The major business of SCS is to provide supply chain management services to US companies buying merchandizes from Asia. SCS was introduced to the Company by King Kwok Yu, its Director and President. Mr. Yu was a Director of SCS from May of 1999 to September of 2000, and the Treasurer, Controller and Secretary of SCS from May of 1999 to January of 2002. Mr. Yu holds 2,000,000 shares out of SCS's total issued and outstanding common stock of 35,533,333 shares. As of June 30, 2002, the documents to register the SCS common stock the Company agreed to purchase was still under preparation. The Company will not receive any fees from SCS for this transaction since it is not providing any consulting services to SCS.




PAGE-13-



        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED COPNSOLIDATED FINANCIAL STATEMENTS
            (Amounts expressed in United States dollars)


6           OPERATING LEASES

    (a) In November of 2001, the Company entered into a Sub-contracting and Name Use Right Agreement with Yellowstone Incorporating Services, Inc. ("YIS) which is a Nevada company providing new corporation formation and resident agency services. *YIS has to maintain offices at its own expenses for business purposes providing the Company a business presence in Las Vegas, Nevada; United States. YIS also has to provide the Company with mail sorting/forwarding, photocopying and facsimile transmitting services The Company has non-exclusive right to use the office space occupied by YIS. The total charge under this agreement is $17,400 for three years from November 12, 2001 to November 11, 2004. Full payment on the charges, including for the non-exclusive use of YIS's office space by the Company, had been made of which $7,911 included under long-term prepayments and $5,800 included under current prepayments ($10,811 and $5,800 as of December 31, 2001, respectively).

    (b)  In November of 2001, the Company entered into a Representative
         Office and Name-use Right Agreement with Foshan Hung Law Investment Planning Limited ("Foshan Hung Law"). Foshan Hung Law has to maintain offices at its own expenses for business purposes providing the Company a business presence in Foshan, Guangdong, China. Foshan
         Hung   Law  also  has  to  provide  the  Company  with  mail
         sorting/forwarding, photocopying and facsimile transmitting services The Company has non-exclusive right to use the office space occupied by Foshan Hung Law. This agreement will expire on November 30, 2002. Minimum future payments under this agreement in effect were $2,500 as of June 30, 2002 and $5,500 as of December 31, 2001.

    (c)  On October 26, 2001, the Company entered into a Representative
         Office Agreement with Jupiter Capital Limited ("Jupiter Hong Kong"), which is beneficially owned by Mr. William Lam and Mrs. Lisa Lam. Under this agreement, Jupiter Hong Kong provides the Company with various kinds of office services in Hong Kong including but not limited to reception services, mail forwarding and use of office space at a monthly charge of $1,181 per month. Since November of 2001, the Company has been using about 80 square feet of office space on a continuous and exclusive basis and common space on a sharing basis as provided by Jupiter Capital Limited Company. On July 15, 2001, Jupiter Capital Limited served a one month notice to the Company to terminate the agreement with effect on August 15, 2002. (note 5(d) and note 8).

    (d) The company had incurred a total charge of $16,634 for use of office space, both on a exclusive basis and non-exclusive basis, and for other office services in relation to the abovementioned agreements for the period from March 14, 2001 (date of incorporation) to June 30, 2002.

7           COMMITMENTS

    The Company is committed to pay a referral fee of $4,500 to Mr. William Lam if the Korean Project is successfully completed (note 5(b)).

8          SUBSEQUENT EVENTS

    On July 25, 2002, the Company entered into a Monthly Rental Agreement with Jupiter Capital Limited to rent 480 square feet of space for exclusive use and 2,552 square feet of space for common use at a monthly rental of US$3,369 (note 5(d)). This agreement will become effective on August 16, 2002, and is terminable by serving a one month notice.





PAGE-14-



                   PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

     Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

Business overview

     We were incorporated in the State of Nevada on March 14, 2001, under the name Yellowstone Corporate Services, Inc.

     Our goal is to assist small- and medium-sized foreign businesses in accessing international capital markets through listings on nationally recognized stock exchanges such as the Nasdaq National Market, Nasdaq Small Cap, OTCBBr, Bulletin Board ExchangeSM or American Stock Exchange. We intend to initially offer our services to clients in a focused geographical region, which will include Hong Kong, the People's Republic of China and the Republic of Korea. We plan to facilitate this goal by acting as a Project Manager to provide consulting, liaison and coordination services to foreign companies. In addition, after our clients become publicly traded companies, we will provide them with continuing consulting services related to maintaining compliance with the requirements of pertinent jurisdictions and regulatory agencies. Such consulting, liaison and coordination services that we intend to provide include or address, without exclusivity, the following:

1.   Organizing and incorporating client companies;
2.   Development and preparation of business and operational plans;
3.   Establishing accounting control systems;
4.   Referring clients to independent accounting firms;
5. Hiring of independent third-party legal and professional services firms as our sub-contractor for preparation of documents for initial listing exercises.
6. Referring clients to independent third-party legal and other professional services firms after they become public traded companies;
7. Acting as the intermediary for the flow of information and documentation between clients and professional services firms; and
8. Other general advisory services, as required or requested by clients.

     We do not have pre-arranged agreements with any independent third-party accounting, legal or other professional services firms for the provision of services to our clients. We will select these professionals and recommend them to our clients when we start an assignment. Our clients are not obligated to follow our recommendations, and have the freedom to decide whether to accept or reject our recommendations. For initial listing exercises, after a selection is made, we will hire directly legal and other professional services firms as our sub-contractors to prepare the necessary listing documents because the charges for documents preparation are included in our project management fees. After becoming publicly-traded companies, our clients will have to appoint the legal and other professional services firm directly for their continuing services. Under all circumstances, our clients have to directly appoint accounting firms as their principal certifying accountants. Since inception, we have not received any compensation for referring our clients to accounting, legal firms and other professional services firms. We have adopted a policy not to receive referral fees from accounting firms and legal firms.

     In September of 2001, we and Jupiter Capital Korea Co. Ltd. collectively entered into a contract as Joint Project Managers to assist an operating Korean corporation attain listing on the OTC Bulletin Boardr in the United States of America. Up to December of 2001, we only concentrated on familiarizing ourselves with this client and did not render any service. Our work on this project commenced in January 2002. As of June 30, 2002, this project was still in progress.



PAGE-15-



     In June of 2002, we and Jupiter Korea secured another contract as Joint Project Managers to assist another Korean corporation attain listing on the OTC Bulletin Boardr. We have not received our required cash deposit from our client. We will not commence any work on this project until we are paid with a cash deposit. We cannot give assurance that we will receive this cash deposit.

     Other than on the Korean Project, we did not provide any revenue generating services for the period from inception to June 30, 2002.

     In July of 2002, we provided consulting services through our wholly owned subsidiary, Yellowstone (Hong Kong) Limited, in assisting a Hong Kong consulting firm to prepare a business plan for its client.

     We  consider our company as a Development Stage Company  because
we   have  not  generated  significant  revenue  from  our  principal business.

Results of operations

Revenue from services provided, direct cost of services and gross margin

    Our revenue from services provided was $9,290 for the three months ended June 30, 2002. This revenue was generated from the work we had performed on the Korean Project. Our direct cost of services was $2,321 for the three months ended June 30, 2002, which represented the direct costs incurred on the Korean Project. The gross margin for the three months ended June 30, 2002, at $6,969, was 75% of our revenue from services. We did not have any revenue from services provided, direct cost of services and gross margin for the three months ended June 30, 2001 because we did not rendered any service during this period.

    For the six months ended June 30, 2002, we generated $14,024 in revenues from services provided. This revenue was generated from the work we had performed on the Korean Project. Our direct cost of services was $5,263 for the six months ended June 30, 2002, which represented the direct costs incurred on the Korean Project. The resulting gross margin for the six months ended June 30, 2002 was $8,761, or 62% of our revenue from services. We did not have any revenue from services provided, direct cost of services and gross margin for the six months ended June 30, 2001 because we did not rendered any service during this period.

    During the period from our inception on March 14, 2001 to June 30, 2002 we generated revenues from services provided of $14,024. This revenue was generated from the work we had performed on the Korean Project. Our direct cost of services was $5,263 for the period from March 14, 2001 to June 30, 2002, which represented the direct costs incurred on the Korean Project. The gross margin for the period from inception to June 30, 2002, at $8,761, was 62% of our revenue from services.

Other income

    We had other income of $270 for the three months ended June 30, 2002. This was attributable to the name-use right fee paid to us by Yellowstone Incorporating Services, Inc. There was no other income for the three months ended June 30, 2001 because Yellowstone Incorporating Services, Inc. was not in existence then.

    For the six months ended June 30, 2002 we had other income of $675. This was generated from the name-use right fee payable to us by Yellowstone Incorporating Services, Inc. for its right to include Yellowstone in its company name, and its right to claim to be our affiliate when it conducts business. There was no other income for the six months ended June 30, 2001 because Yellowstone Incorporating Services, Inc. was not in existence at that time.

    We had other income of $810 for the period from our inception, March 14, 2001, to June 30, 2002. This was attributable solely to the name-use right fee payable to us by Yellowstone Incorporating Services, Inc. for its right to include Yellowstone in its company name, and its right to claim to be our affiliate when it conducts business.

General and administrative expenses

    General and administrative expenses totaled to $42,489 for the three months ended June 30, 2002. For the six months ended June 30, 2002, general and administrative expenses totaled to $55,624. In addition, G&A expenses totaled to $63,197 for the period from our inception on March 14, 2001 to June 30, 2002. The most significant item included in the G&A expenses we have incurred was $10,000 of charges we paid to Qu Corp for sub-contract work on the Koran Project. We contracted Qu Corp to perform certain services including document preparation for the Korean Project in September of 2001. We terminated all our contracts with Qu Corp for the Korean Project in May of 2002. Qu Corp agreed with us that it should only be compensated for work already performed for $10,000, and that we should be released from any further liabilities under all contracts we entered with it for the Korean Project. We only incurred G&A expenses of $550 for the six months ended June 30, 2001, which represented the cost of incorporation of our company.



PAGE-16-



    Other items included in the G&A expenses were as follows:

                          Three Months   Six Months Ended   From March 14,
                             Ended                             2001 to
      Expense            June 30, 2002   June 30, 2002      June 30, 2002
  ---------------        -------------   -------------      -------------
Audit fees                   $2,035          $2,035         $4,035
Legal fees                   $3,000          $3,000         $3,000
Salaries                     $7,419          $7,419         $7,419
SEC filing expenses          $5,852          $5,852         $5,852
Fees  for representative     $6,492         $12,984         $16,634
offices(1)
Traveling expense            $2,898          $5,942         $6,113
Stock transfer agent fees     $966            $966           $966
Web site expense                -              -            $1,101
Incorporation Expenses          -            $3,655         $4,205
Office and other expenses    $3,827          $3,771         $3,872

Footnote:

  (1) Includes exclusive and non-exclusive use of office spaces in Hong Kong, China, and Las Vegas.

Loss before cumulative effect on prior year, to December 31, 2001, of changes in accounting principle

    Our  loss  before cumulative effect on prior year ended  December
31, 2001 of changes in accounting principles was $35,250 for the three months ended June 30, 2002. For the six months ended June 30, 2002, our loss before cumulative effect on the year ended 2001 of changes in accounting principles was $46,188. Since our formation on March 14, 2001 to June 30, 2002, our loss before cumulative effect on the year ended December 31, 2001 of changes in accounting principles was $53,626. We incurred these losses because we did not generate sufficient revenue for services provided to cover all our costs and expenses.

    There was no profit or loss for the three months ended June 30, 2001 because we did not generate revenue and/or incur any cost and expense during this period. The loss before cumulative effect on the year ended December 31, 2001 due to changes in accounting principles was $550 for the six months ended June 30, 2001, because we did not generate revenue, but we incurred $550 of incorporation expense for incorporating our company.

Cumulative effect on the year ended December 31, 2001 due to changing to a different revenue recognition method, and a different expense recognition on service sales transactions

    During the second quarter of 2002, we decided to change the method of recognizing project revenue from the Completed Performance Method to the Proportional Performance Method. In connection with this change, we also changed the method of recognizing project expenses as required under the Completed Performance Method to the method of recognizing project expenses as required under the Proportional Performance Method. Please see note 4 to the unaudited financial statements for the three months and six months ended June 30, 2002. The changes were made to better reflect the effort of our management in the financial statements on a timely basis. The cumulative effect on the year ended December 31, 2001, resulting from these changes for the three and six months ended June 30, 2002 and 2001 were both zero. Additionally, the cumulative effect on the year ended December 31, 2001 resulting from these changes for the period from March 14, 2001, the date of our incorporation, to June 30, 2002 was zero.

Liquidity and Capital Resources

Cash

    We had a net increase of $46,906 in our cash position during the six months ended June 30, 2002 as compared to a net increase of $48,620 during the six months ended June 30, 2001. Since our inception on March 14, 2001 to June 30, 2002, our net cash position increased by $78,126.



PAGE-17-



Net cash paid for operating activities

    We used $50,384 of cash for operating activities for the six months ended June 30, 2002 as compared to $2,400 for the six months ended June 30, 2001. The amount of cash used for operating activities during the period from our inception to June 30, 2002 was $72,635.

Cash flow from investing activities

    We purchased office equipment with cash in the amount of $1,927 during the six months ended June 30, 2002. We did not spend any cash on investing activities, including purchase of office equipment during the six months end June 30, 2001. Our total cash purchase of office equipment was $2,692 for the period from inception (March 14, 2001) to June 30, 2002.

Cash flow from financing activities

    We received net cash proceeds of $101,930 from issuance of 1,166,500 shares of our common stock and cash of $503 from the minority stockholders of one of our subsidiaries, CEP (USA), Inc. for their equity investment in this company during the six months ended June 30, 2002. During this period, one of our stockholders advanced cash of $12,383 to us to pay for our expenditures incurred during the normal course of business. During this period, we fully repaid this amount and $3,216 of amount due to this stockholder outstanding at the beginning of this period.

    We received cash proceeds of $51,020 from issuance of 3,000,000 shares of our common stock during the six months ended June 30, 2001. There were no other financing activities in this period.

    From March 14, 2001 to June 30, 2002, we raised cash of $152,950 from issuance of a total of 4,166,500 shares of our common stock, and received cash of $503 from the minority stockholders of one of our subsidiaries, CEP (USA), Inc. for their equity investment in this company. During this period, one of our stockholders advanced cash of $15,599 to us to pay for our expenditures incurred during the normal course of business. We fully repaid this amount prior to June 30, 2002

Cash needs for the next 12 months

     As of June 30, 2002, we had $78,126 of cash. This amount of cash will not be sufficient to cover our cash needs for operating activities before accounting for revenues, which is estimated at approximately $220,000, and investing activities of approximately $4,500, which are for the purchase of equipment and furniture, in the next 12 months. In order to meet our estimated cash needs, during this period, we need to accomplish all of the following:

     1.   Completion of the Korean Project currently in progress;

     2. Commencement upon receipt of the required cash deposit from client, and completion of the project we were contracted for in June of 2002 to assist another Korean corporation attain listing on the OTCBB;

     3. Our wholly owned subsidiary, Yellowstone (Hong Kong) Limited, is successfully in securing the contract currently under negotiation with a Hong Kong consulting firm to become a sub-contractor on consulting services for a fixed monthly fee of HK$10,000; and

     4. Securing and completion of an additional assignment which will generate cash revenue to us of at least $30,000.

    We cannot give assurance that we can accomplish all of the above four tasks to generate the cash we need for the next 12 months. There will be a shortfall in our cash if we fail to accomplish any one of these four tasks. We may need to obtain additional financing in the event that we are unable to realize sufficient revenue or collect accounts receivable. Furthermore, our ability to satisfy the redemption of future debt obligations that we may enter into will be primarily dependent upon the future financial and operating performance of our Company. Such performance is dependent upon financial, business and other general economic factors, many of which are beyond our control. If we are unable to generate sufficient cash flow to meet our future debt service obligations or provide adequate long-term liquidity, we will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, refinancing debt, selling assets or operations or raising equity capital. There can be no assurance that such alternatives can be accomplished on satisfactory terms, if at all, or in a timely manner. If we do not have sufficient cash resources when needed, we will not be able to continue our operations as a going concern.



PAGE-18-



    Our priorities for the next 12 months of operations are:

     1. Completion of the Korean Project currently in progress - The registration statement for this project to be filed with the SEC is presently under development. We cannot give assurance that this project can be complete within the next 12 months.

     2. Commencement and completion of the project we were contracted for in June of 2002 to assist another Korean corporation attain listing on the OTCBB. We have not received our required cash deposit from our client. We will not commence any work on this project until we are paid with a cash deposit. We cannot give assurance that we will ever commence work on this project, or if we start work, we can complete this project within the next 12 months.

     3. Assisting our wholly owned subsidiary, Yellowstone (Hong Kong) Limited, to successfully secure the contract currently under negotiation with a Hong Kong consulting firm to become a sub-contractor on consulting services for a fixed monthly fee of HK$10,000; and

     4. Secure and completion of an additional assignment which will generate cash revenue to us of at least $30,000

     5. Organizing seminars to educate potential clients - Most people in Asia recognize the importance of American capital markets in terms of stability and liquidity. Unfortunately, these same people are not familiar with (a) the procedure to access US markets, (b) the responsibilities of a fully reporting company registered with the United States Securities and Exchange Commission and (c) the regulations and laws governing the raising of capital in the US. We plan to organize seminars to educate potential clients about the risks, benefits and responsibilities related to raising capital and being listed on an exchange in the United States. No seminars have been organized or planned as of yet. We target to host our first seminar during the last quarter of 2002. Thereafter, we plan to have one seminar in each quarter. We will start the seminars on a small scale with a targeted number of five to ten attendants per seminar. The attendants will be invited to come to our seminars free of charge. We estimate that the cost for each seminar is approximately $1,000.

     6. Developing our network of contacts - We are a service oriented company and our assignments involve the participation of qualified professionals. Our network of contacts to provide these services consists of two groups: (1) professional firms such as law firms, accountants, broker/dealers and transfer agents, which are required for publicly-traded companies; and (2) corporate finance houses, individual professionals and friends and family. The first group of professionals will assist our clients with the process of becoming fully reporting and publicly-traded. The second group will be relied upon to offer referrals and to generate word of mouth advertising.
       We are developing our network of contacts through introduction of contacts by the friends and past business associates of our directors and officers. We also receive leads of contacts through referrals from organizations having a working relationship with us such as Westpark Capital, Inc. and Yellowstone Incorporating Services, Inc. We do pay any introduction or referral fees to any parties for introducing contacts to us.

     7.   Raising of equity capital for cash.



PAGE-19-



                     PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holder

     We held an annual meeting of the stockholders held at 2980 South Rainbow Blvd., Las Vegas, State of Nevada, United States, on May 31, 2002 at 2:30p.m. During the meeting, the following matters were submitted to voting of our common stock holders:

  1. Appointment of the following persons as our directors for until our next Annual Stockholders' Meeting:

       a.   King Kwok Yu;
       b.   Kai Hon Chan; and
       c.   Ka Yiu Ip

  2. Appointment of Areson & Co. as our auditors for the year ending December 31, 2002.

     The  quorum for the meeting as required in the Company's By-laws
was  met.   The result of the voting on each of the matters submitted
to voting during the meeting were:

                                                     Number of votes (A)
             Matters submitted to voting            For   Against  Abstain
   -------------------------------------------     -----  -------  -------

   1. Appointment of King Kwok Yu as director       All    None     None
      of the Company for Year 2002

   2. Appointment of Kai Hon Chan as director       All    None     None
      of the Company for Year 2002

   3. Appointment of Ka Yiu Ip as director of       All    None     None
      the Company for Year 2002

   4. Appointment  of Areson & Co. as auditors      All    None     None
      of the Company for the year ending
      December 31, 2002

   (A) Each share of common stock of the Company held represents one vote.

     As a result of the voting, it was resolved that:

  1. The following persons were appointed as our directors for until next Annual Stockholders' Meeting:

       a.   King Kwok Yu;
       b.   Kai Hon Chan; and
       c.   Ka Yiu Ip

  2. Areson & Co. was appointed as our auditors for the year ending December 31, 2002.

Item 6 - Exhibits

Exhibit Name and/or Identification of Exhibit
Number

3      Articles of Incorporation & By-Laws
         a.   Articles  of Incorporation of the Company filed  March
              13, 2001*
         b.  By-Laws of the Company adopted March 28, 2001*

99 Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference to the exhibits to our General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB12G, previously filed with the Commission.



PAGE-20-



                             SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

              YELLOWSTONE CORPORATE SERVICES, INC.
                          (Registrant)

By: /s/ King Kwok Yu
-----------------------
King Kwok Yu, President

     In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:


     Signature               Title                  Date
     ---------               -----                  ----

  /s/ King Kwok Yu    President & Director     August 13, 2002
  ----------------
    King Kwok Yu

/s/ Roy Kai Hon Chan    COO and Director       August 13, 2002
--------------------
  Roy Kai Hon Chan

   /s/ Ka Yiu Ip        CFO and Director       August 13, 2002
   -------------
     Ka Yiu Ip














PAGE-21-