Form 10QSB
period 2002-09-30
YELLOWSTONE CORPORATE SERVICES INC
filed 2002-11-14
CIK 1170830

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

Commission File Number: 000-49726

              YELLOWSTONE CORPORATE SERVICES, INC.
           -----------------------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                          88-0491287
      ------------------               ---------------------
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

                                               N/A
  21/F, Centre Point, 181-185              ------------
       Glouscester Road,                    (Zip Code)
      Wai Chai, Hong Kong
 -----------------------------
(Address of principal executive
           offices)

                         (852) 3106-8191
                      -----------------------
       (Registrant's telephone number, including area code)

                               N/A
                         ---------------
 (Former name, former address and former fiscal year, if changed since last report)

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




PAGE-1-




        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                        Report on Form 10-QSB
                          For quarter ended
                         September 30, 2002

                    TABLE OF CONTENTS

                                                             Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements                                  3

Condensed Consolidated Balance Sheets - as of September        4
30, 2002 (unaudited) and December 31, 2001 (audited)

Unaudited Condensed Consolidated Statements of Operations      5
- for each of the three and nine-month periods ended
September 30, 2002 and 2001

Unaudited Condensed Consolidated Statements of Cash Flows      6
- for each of the nine-month periods ended September 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements           7

Item 2 - Management's Discussion and Analysis or Plan of      18
Operation

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                      26

SIGNATURES                                                    27

CERTIFICATIONS                                                27










PAGE-2-




                   PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form 10-SB previously filed with the Commission on April 9, 2002, and subsequent amendments made thereto.

     The   accompanying  notes  are  an  integral   part   of   these
consolidated financial statements.





















PAGE-3-




        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
                Condensed Consolidated Balance Sheets
             (Amount expressed in United States dollars)

                                Note        September     December
                                            30, 2002      31, 2001
                                            (Unaudited)   (Audited)
                                           ------------   -----------
                                             $               $
ASSETS
Current assets:
Cash                                         35,746          31,220
Accounts receivable                          24,234          135
Prepayments                     7(a)         28,591          7,733
Deferred project costs                       ---             46,515
Deferred offering costs         3(e)         ---             45,000
                                           ------------   -----------
Total current assets                         88,571          130,603
Furniture,   fixture,    office
equipment and computer software   4           6,123              733
Other assets:
Long-term prepayments           7(a)          6,572           10,811
                                           ------------   -----------
Total assets                                 101,266         142,147
                                           ============   ===========
LIABILITIES, MINORITY  INTEREST
AND STOCKHOLDERS' EQUITY

Current liabilities:
Clients' deposits                            15,000          10,000
Accounts  payable  and  accrued              9,315           40,348
expenses
Due to a stockholder            9(c)         ---             3,217
Capital   lease  obligation   -   5          310             ---
current portion                            ------------   -----------
Total current liabilities                    24,625          53,565
Capital lease obligation -  non   5          1,487           ---
current portion
Minority      interest       in              503             ---
Consolidated Subsidiary                    ------------   -----------
Total  liabilities and minority              26,615          53,565
interest                                   ------------   -----------
Commitments                      10
Stockholders' equity:
Preferred  stock,  $0.001   par
value,     5,000,000     shares 6(a)        --             --
authorized;  no  shares  issued
and outstanding
Common stock, $0.001 par value,
20,000,000  shares  authorized;
6,219,132 and 5,052,632  shares
issued and outstanding   as  of 6(b)          6,219          5,053
September 30, 2002 and December
31, 2001, respectively
Additional paid-in capital                  146,731         90,967
Accumulated deficit                         (78,299)        (7,438)
                                           ------------   -----------
Total stockholders' equity                   74,651         88,582
Total   liabilities,   minority            ------------   -----------
interest    and   stockholders'             101,266        142,147
equity                                     ============   ===========

   The accompanying notes are an integral part of these financial statements.




PAGE-4-




        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
      UNAUDITED CONDENSE CONSOLIDATED STATEMENTS OF OPERATIONS
            (Amounts expressed in United States dollars)

                                                                 From
                               Three months    Nine months    inception
                                  ended           ended       (March 14,
                               September 30,   September 30,   2001) to
                        Note   -------------   -------------  September 30,
                               2002     2001    2002     2001     2002
                              ------   ------  ------   ------   ------
                                $        $      $       $    $
Revenue  from  services
provided
Project  management  on       9,251      ---   40,629    ---    40,629
listing exercise
Direct cost of services      (4,500)     ---  (19,763)   ---   (19,763)
                              ------   ------  ------   ------   ------
Gross margin                  4,751      ---    20,86    ---    20,866
                                                6
Consulting services           3,500      ---    3,500    ---     3,500
                              ------   ------  ------   ------   ------
                              8,251      ---   24,366    ---    24,366

Other income                   ---       ---      675    ---       810
                              ------   ------  ------   ------   ------
                              8,251      ---   25,041    ---    25,176

General and                 (50,276)    (526) (95,901) (1,076) (103,474)
administrative expenses
Re-measurement loss              (2)     ---       (2)   ---        (2)
                              ------   ------  ------   ------   ------
Loss  before cumulative
effect  of  changes  in     (42,027)    (526) (70,862) (1,076)  (78,300)
accounting principle

Cumulative  effect   on
prior year (to December
31,  2001) of  changing
to  a different revenue
recognition method ,and   8     ---      ---      ---    ---       ---
a   different   expense       ------   ------  ------   ------   ------
recognition method,  on
service           sales
transactions
Loss   from  operations     (42,027)    (526) (70,862) (1,076)  (78,300)
and net loss                  ======   ======  ======   ======   ======

Amount per common share
Loss  before cumulative
effect  of  changes  in     (0.0068) (0.0001) (0.0116) (0.0002) (0.0141)
accounting principle
Cumulative  effect   on
prior year (to December
31,  2001) of  changing
to  a different revenue
recognition method ,and   8     ---      ---      ---    ---       ---
a   different   expense       ------   ------  ------   ------   ------
recognition method,  on
service           sales
transactions

Net   loss  per  common      (0.0068) (0.0001) (0.0116) (0.0002) (0.0141)
share                         ======   ======  ======   ======   ======

Weighted average number
of     common    shares    6,219,132 5,052,632 6,089,521 5,052,632 5,571,076
outstanding                ========= ========= ========= ========= =========

Pro    forma    amounts
assuming    the     new
revenue     recognition
method    and   expense
recognition  method  on   8 (42,027)    (526) (70,862) (1,076)  (78,300)
service           sales       ======   ======  ======   ======   ======
transactions        are
applied retroactively
      Net loss
        Net  loss   per     (0.0068) (0.0001) (0.0116) (0.0002) (0.0141)
common share                  ======   ======  ======   ======   ======

   The accompanying notes are an integral part of these financial statements




PAGE-5-




        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
            (Amounts expressed in0 United States dollars)



                                                               From
                                                            inception
                                     Nine months ended       (March 14,
                                       September 30,           2001) to
                                     -------------------    September 30,
                                       2002       2001          2002
                                     ---------  ---------  --------------
                                         $       $           $
CASH    FLOW   FROM   OPERATING
ACTIVITIES
Net loss                             (70,859)    (1,076)      (78,300)


Adjustments  to  reconcile  net
loss to net cash paid
   for operating activities:
Depreciation                            831      ---          863
Decrease/(increase)          in
operating assets:
Accounts receivable                  (24,099)    ---          (24,234)

Prepayments                          (16,619)    (11,850)     (35,163)

Deferred project costs                46,515     ---          ---
Increase/(decrease)          in
operating liabilities:
Clients' deposits                      5,000     ---          15,000
Accounts  payable  and  accrued      (31,033)    10,000        9,313
expenses                             ---------  ---------  --------------
Net  cash  paid  for  operating      (90,264)    (2,926)     (112,515)
activities

CASH    FLOW   FROM   INVESTING
ACTIVITIES
Purchases     of     furniture,
fixture,  office equipment  and      (4,400)    ---          (5,165)
computer software

CASH    FLOW   FROM   FINANCING
ACTIVITIES
Net  proceeds from issuance  of       101,930    51,020       152,950
common stock
Amount due to a stockholder           12,383     526           15,599
Repayment of amount  due  to  a      (15,599)    ---          (15,599)
stockholder
Payment  of capital element  of          (27)    ---          (27)
capital lease obligations
Minority interest                        503     ---          503
                                     ---------  ---------  --------------
Net increase in cash                   4,526     48,620       35,746
Cash as of beginning of period        31,220     ---          ---
                                     ---------  ---------  --------------
Cash as of end of period              35,746     48.620       35,746
                                     =========  =========  ==============
Non-cash     investing      and
financing activities:

Common stock issued in exchange
for  corporate  consulting  and       45,000     45,000      45,000
document preparation services
Capital  lease obligations  for
the    purchase    of    office        1,820    ---         1,820
equipment                            =========  =========  ==============


   The accompanying notes are an integral part of these financial statements




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


    The Company incorporated five companies as stockholders during February of 2002 to May of 2002. The key information on these four companies are:-



        Name of company        Place of     Amount of   Percentage
                            incorporation     Share      of Equity
                                             Capital      held by
                                                            the
                                                          Company
  --------------------------------------------------------------------
     Yellowstone (Hong      Hong Kong     $     2 HKD    100.00%
     Kong) Limited

     StoneOne, Inc.         State of      $   622 USD    100.00%
                            Nevada

     StarLightOne, Inc.     State of      $   622 USD    100.00%
                            Nevada

     CEP (USA), Inc.        State of      $ 1,125 USD     55.30%
                            Nevada

     Westpark (Hong Kong)   Hong Kong     $     2 HKD    100.00%
     Limited



    Yellowstone (Hong Kong) Limited ("YHK") was formed in Hong Kong to serve local clients in Hong Kong by providing consulting services which include maintenance of secretarial records, bookkeeping, preparation of financial analysis for management purposes, and business plan preparation. YHK commenced business in early July of 2002 and assisted a consulting firm to prepare a business plan for its client.

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

2    GOING CONCERN

    The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company and its subsidiaries (the "Group") as a going concern. However, the Group is a development stage entity with limited operations. For the period from the Group's inception on March 14, 2001 to September 30, 2002, a total loss of US$78,300 had been incurred on revenues of US$40,629. To the extent that the Group is unable to generate sufficient revenues and cash flows to support its operations, it will have to seek additional working capital from private or public financing sources. There are no assurances that additional financing will be available, or if available, will be on terms acceptable to the Group. If adequate working capital is not available, the Group may not be able to continue its operations as a going concern The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a)  Development Stage Company

         The Company has performed services for compensation since January of 2002 but the revenue earned to date is not consider as significant. As a result, The Company is considered a development stage company, as defined in the Statement of Financial Accounting Standards No.7

        (b)  Basis of consolidation

         The consolidated financial statements include the financial statements of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated on consolidation.

    (c)  Use of Estimates

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. An estimate was used in valuing the amount of shares to be issued in return for professional services rendered [note 6(b)]. The directors estimate this approximates the cost an independent professional would charge for these services.




PAGE-9-





        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED COPNSOLIDATED FINANCIAL STATEMENTS
            (Amounts expressed in United States dollars)



3    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

    (d)  Revenue Recognition

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

                Direct   cost    of
                individual act       x   Total revenues
                -------------------      from Complete
                Total estimated          transaction
                direct costs
                of the
                transaction

         Please refer to note 8 for additional details on the above change in accounting policy.

         Revenue from granting name use rights is recognized when the right to receive payment is established.

     (8)  Deferred Project Costs

         The Company previously had an accounting policy to defer expenditures specifically identifiable to a project-in-progress until the completion of the project. This accounting policy was adopted in conjunction with the Completed Performance Method for project revenue recognition. Due to the adoption of the Proportional Performance Method for recognition of project revenue in the second quarter of 2002, the Company also changed its accounting policy on the expense recognition for project-in-progress. Under the Proportional Performance Method for recognition of project revenue, indirect costs relating to the project are required to be charged to expense as incurred, initial direct costs are required to be charged to expense at the time revenues are recognized, and direct costs are required to be recognized as expense as incurred. (note 8)

     (f)  Fair Value of Financial Instruments

         All financial instruments of the Company are carried at cost, which approximate their fair values.

     (g) Furniture, fixture, office equipment and computer software

         Furniture,  fixture,  equipment and  computer  software  are
         stated   at   cost,   net   of   accumulated   depreciation.
         Depreciation is provided using the straight-line method over the estimated useful life of these assets.

     (h)  Deferred Offering Costs

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


3    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     (i)  Capital Leases

          Leases that transfer substantially all the rewards and risks of ownership of assets to the Group are accounted for as capital leases. Capital leases are capitalized at the inception of the leases at the lower of the fair value of the leased assets or the present value of the minimum lease payments. Each lease payment is allocated between capital and finance charges so as to achieve a constant rate on the capital balances outstanding. The corresponding rental obligations, net of finance charges, are included in liabilities. The finance charges are charged to expense over the lease periods.

     (j)  Operating Leases

         Operating leases represent those leases under which substantially all risks and rewards of ownership of the of the leased assets remain with the lessors. Rental payment under operating leases are charged to expenses as incurred over the lease periods.

     (k)  Foreign Currency Adjustments

         The U.S. dollar is the "functional currency" of the Company's overseas subsidiaries. All foreign currency asset and liability amounts are remeasured into U.S. dollars at end of the period exchange rates, except for prepaid expenses and fixed assets, which are measured at historical rates. Foreign currency income and expenses are remeasured at average rates in effect during the period, except for expenses related to balance sheet amounts remeasured at historical rates. Exchange gains or losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the consolidated statement of income in the period in which they occur.

     (l)  Net Loss Per Share

         Basic net loss per share is computed in accordance with Statement of Financial Accounting Standards No.128 " Earnings Per Share" by dividing net loss by the weighted average number of shares of common stock outstanding during the period.


4    FURNITURE, FIXTURE, OFFICE EQUIPMENT AND COMPUTER SOFTWARE

     Furniture, fixture, equipment and computer software consist of the following:

                                         September      December
                                          30, 2002      31, 2001
                                         ----------    -----------
                                         (Unaudited)    (Audited)
                                             $             $

      Furniture and fixtures               2,103          ---
      Office equipment                     3,626          765
      Computer software                    1,257          ---
                                         ----------    -----------
                                           6,986
      Less:   accumulated  depreciation     (863)         (32)
      and amortization                   ----------    -----------
      Furniture,   fixture,   equipment    6,123          733
      and computer software, net         ==========    ===========





PAGE-11-




        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED COPNSOLIDATED FINANCIAL STATEMENTS
            (Amounts expressed in United States dollars)


5    CAPITAL LEASES OBLIGATIONS

     A subsidiary of the Company leased a photocopy machine under agreement that are classified as capital lease. The cost of the machine under capital lease is include in the Consolidated Balance Sheets as Office Equipment and was $1,820 and $-0-, at September 30, 2002 and December 31, 2001, respectively. Accumulated amortization of the leased photocopy machine at September 30, 2002, and December 31, 2001, was $30 and US$-0-, respectively. Amortization of assets under capital leases is included in depreciation expense.

     The future minimum lease payments required under the capital and the present value of the net minimum lease payments are as follows:

                                       September      December
                                       30, 2002       31, 2001
                                       ----------    -----------
                                      (Unaudited)     (Audited)
                                           $             $
      Payable:
      Within one year                     443           ---
      In the second year                  443           ---
      In the third year                   443           ---
      In the fourth year                  443           ---
      In the fifth year                   406           ---
                                       ----------    -----------
      Total minimum lease payments       2,178          ---
      Less:    Amount    representing     (381)         ---
      interest                         ----------    -----------
      Present  value of  net  minimum    1,797          ---
      lease
      Less:   Current   portion    of     (310)         ---
      capital lease obligations        ----------    -----------
      Capital  lease  obligations   -    1,487          ---
      long term portion                ==========    ===========




6    STOCKHOLDERS' EQUITY

     (a)  Preferred Stock

         The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 each, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

     (b)  Common Stock

         The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.001 each. The Company issued 5,052,632 shares on March 28, 2001 for a total cash consideration of $51,020 and for professional services valued by the Company's Board of Directors at $45,000, which was recorded as deferred offering costs under current assets [note 3(c)] as of December 31, 2001. In January, 2002, The Company completed a public offering of shares of common stock in accordance with Regulation D, Rule 504 of the Securities Act of 1933, as amended, and the registration by qualification of the offering in the State of Nevada. The Company sold 1,166,500 shares of common stock, par value, at a price of $0.10 per share for a gross proceed of $116,650 in cash. The cost of this offering of $59,720, which included the deferred offering cost of $45,000, was charged against additional paid-in capital.




PAGE-12-




        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED COPNSOLIDATED FINANCIAL STATEMENTS
            (Amounts expressed in United States dollars)


7    OPERATING LEASES

    (a) In November of 2001, the Company entered into a Sub-contracting and Name Use Right Agreement with Yellowstone Incorporating Services, Inc. ("YIS) which is a Nevada company providing new corporation formation and resident agency services. *YIS has to maintain offices at its own expenses for business purposes providing the Company a business presence in Las Vegas, Nevada; United States. YIS also has to provide the Company with mail sorting/forwarding, photocopying and facsimile transmitting services The Company has non-exclusive right to use the office space occupied by YIS. The total charge under this agreement is $17,400 for three years from November 12, 2001 to November 11, 2004. Full payment on the charges, including for the non-exclusive use of YIS's office space by the Company, had been made of which $6,572 included under long-term prepayments and $5,800 included under current prepayments ($10,811 and $5,800 as of Deember 31, 2001, respectively).

    (b) In November of 2001, the Company entered into a Respresentative Office and Name-use Right Agreement with Foshan Hung Law Investment Planning Limited ("Foshan Hung Law"). Foshan Hung Law has to maintain offices at its own expenses for business purposes providing the Company a business presence in Foshan, Guangdong, China. Foshan
         Hung   Law  also  has  to  provide  the  Company  with  mail
         sorting/forwarding, photocopying and facsimile transmitting services The Company has non-exclusive right to use the office space occupied by Foshan Hung Law. This agreement will expire on November 30, 2002. Minimum future payments under this agreement in effect were $1,000 as of September 30, 2002 and $5,500 as of December 31, 2001.

    (c)  On October 26, 2001, the Company entered into a Representative
         Office Agreement with Jupiter Capital Limited ("Jupiter Hong Kong"), which is beneficially owned by Mr. William Lam and Mrs. Lisa Lam. Under this agreement, Jupiter Hong Kong provides the Company with various kinds of office services in Hong Kong including but not limited to reception services, mail forwarding and use of office space at a monthly charge of $1,181 per month. Since November of 2001, the Company has been using about 80 square feet of office space on a continuous and exclusive basis and common space on a sharing basis as provided by Jupiter Capital Limited Company. On July 15, 2001, Jupiter Capital Limited served a one month notice to the Company to terminate the agreement with effect on August 15, 2002. On July 25, 2002, the Company entered into a Monthly Rental Agreement with Jupiter Capital Limited to rent 480 square feet of space for exclusive use and 2,552 square feet of space for common use at a monthly rental of US$3,369 (note 9(d)). This agreement became effective on August 16, 2002, and is terminable by serving a one month notice. (note 9(d)).

    (d) The total charge incurred by the Company for use of office space, both on a exclusive basis and non-exclusive basis, and for other office services in relation to the abovementioned agreements were:

                                                                 From
                               Three months    Nine months   inception
                             ended September      ended           on
                                   30,        September 30,   (March 14,
                            ----------------  -------------     2001) to
                                                              September 30,
                               2002     2001  2002     2001      2002
                            ---------  -----  ------  -----    --------
                                $        $      $       $        $
         Charges
         referred    to       9,765     ---  22,748    ---      26,399
         above               ========  =====  ======  =====    ========





PAGE-13-




        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED COPNSOLIDATED FINANCIAL STATEMENTS
            (Amounts expressed in United States dollars)


8 CHANGE IN PROJECT REVENUE RECOGNITION METHOD AND PROJECT EXPENSE RECOGNITION METHOD

     During  the  second  quarter of 2002,  the  Company  decided  to change the method of recognizing project revenue from the Completed Performance Method to the Proportional Performance Method. In connection with this change, the Company also changed the method of recognizing project expenses as required under the Completed Performance Method to the method of recognizing project expenses as required under the Proportional Performance Method. The changes were made to better reflect the effort of our management in the financial statements on a timely basis. The operating result for the first quarter of 2002 had been restated to reflect the newly adopted methods. The retroactive application of the new methods, however, did not result in any cumulative effect in the operating results because the Company did not carry out any project management activities, which generated revenues during the period from March 14, 2001 (date of Incorporation) to December 31, 2001. The effect of the changes on the three months ended June 30, 2002, the interim period in which the changes were made, was to decrease net loss by $6,969 ($0.0011 per share); the effect of the changes on the six months ended June 30, 2002 was to decrease net loss by $8,761 ($0.0015 per share). The pro forma amounts reflect the effect of retroactive application on project revenue and project expenses that would have been made in 2001 had the new methods been in effect.

     The effect of the changes on the first quarter of 2002 is as follows:

             Loss  before cumulative effect
             of   a  change  in  accounting     (10,938)
             principle

             Cumulative  effect  on   prior
             year (to December 31, 2001) of
             changing    to   a   different
             revenue   recognition   method
             ,and   a   different   expense        ---
             recognition method, on service
             sales transactions
             Loss  from operations and  net     (10,938)
             loss

             Amount per common share
             Loss  before cumulative effect
             of   a  change  in  accounting     (0.0018)
             principle
             Cumulative  effect  on   prior
             year (to December 31, 2001) of
             changing    to   a   different
             revenue   recognition   method
             ,and   a   different   expense        ---
             recognition method, on service
             sales transactions

             Net loss per common share          (0.0018)
             Weight   average   number   of     5,830,298
             common shares outstanding




PAGE-14-




        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED COPNSOLIDATED FINANCIAL STATEMENTS
            (Amounts expressed in United States dollars)


8 CHANGE IN PROJECT REVENUE RECOGNITION METHOD AND PROJECT EXPENSE RECOGNITION METHOD (cont'd)

     The effect of the changes on the three months ended September 30, 2002, the first post change interim period after the changes were made, was to decrease net loss by $4,751 ($0.0008 per share); the effect of the changes on the six months ended September 30, 2002 was to decrease net loss by $20,866 ($0.0034 per share).


9    RELATED PARTY TRANSACTIONS

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







PAGE-15-




        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED COPNSOLIDATED FINANCIAL STATEMENTS
            (Amounts expressed in United States dollars)


9    RELATED PARTY TRANSACTIONS (cont'd)


         prepayment and was recognized as expense in the second quarter of 2002. In May of 2002, Qu Corp distributed the whole 2,052,632 shares to the following persons :-

                                                        As a
                      Name             Number of      percent
                                       shares of      to total
                                      Yellowstone    Yellowstone
                                      common stock     common
                                                      stock as
                                                       of May
                                                      26, 2002
           --------------------------------------------------------
             Brett Bleazard                   8,500    0.14%
             Nick Pelletiere                 18,000    0.29%
             Ron Davis                       27,500    0.44%
             Cheryl Curtis                  200,000    3.22%
             Tia   Owen  (President
             and  sole owner of  Qu         317,632    5.11%
             Corp)
             Dana Anderson                  160,000    2.57%
             Eileen Anderson                105,000    1.69%
             Nicole Anderson                 25,000    0.40%
             Eric Anderson                   25,000    0.40%
             Kyle Anderson                   25,000    0.40%
             Destiny Anderson                25,000    0.40%
             Ballycastle                     75,000    1.21%
             Enterprises
             Redmoor Holdings, Ltd.          75,000    1.21%
             Coalition    Partners,          50,000    0.80%
             Inc.
             Omawag, Inc.                    40,000    0.64%
             Steel On Target, Inc.           40,000    0.64%
             Delos  Capital Growth,         100,000    1.61%
             LLC
             William R. Cook                100,000    1.61%
             Ray Nance                      257,500    4.14%
             Frank Sherman                  121,000    1.95%
             Gary Tovar                      10,000    0.16%
             Jeff Bradley                   247,500    3.98%
                                     --------------  ---------

                     Total                2,052,632    33.01%
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

    (d) On October 26, 2001, the Company entered into a Representative Office Agreement with Jupiter Capital Limited ("Jupiter Hong Kong"), which is beneficially owned by Mr. William Lam and Mrs. Lisa Lam. Under this agreement, Jupiter Hong Kong provides the Company with various kinds of office services in Hong Kong including but not limited to reception services, mail forwarding and use of office space upon request at a monthly charge of $1,181 per month. Since November of 2001, the Company has been using about 80 square feet of office space on a continuous and exclusive basis and common space on a sharing basis as provided by Jupiter Capital Limited. On July 15, 2001, Jupiter Capital Limited served a one month notice to the Company to terminate the Representative Office Agreement with effect on August 15, 2002 because it is relocating its office. On July 25, 2002, the Company entered into a Monthly Rental Agreement with Jupiter Capital Limited to rent 480 square feet of space for exclusive use and 2,552 square




PAGE-16-




        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED COPNSOLIDATED FINANCIAL STATEMENTS
            (Amounts expressed in United States dollars)


9    RELATED PARTY TRANSACTIONS (cont'd)

         feet of space for common use at a monthly rental of US$3,369. (note 6(c) and note 8).

    (e) Details of amount due to a stockholder of the Company were as follows:

                                         June 30,     December
                                           2002       31, 2001
                                        -----------  ----------
                                        (Unaudited)
                                            $         $

         Mr. King Kwok Yu                  ---        3,217


         The amount due as of December 31, 2001 arose from payments made by Mr. Yu on behalf of the Company during the normal course of business This balance was unsecured, non-interest bearing and without pre-determined repayment term.

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

10   COMMITMENTS

    The Company is committed to pay a referral fee of $4,500 to Mr. William Lam if the Korean Project is successfully completed (note 9(b)).






PAGE-17-




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

Business overview

Our goal is to assist small- and medium-sized foreign businesses in accessing international capital markets through listings on nationally recognized stock exchanges such as the Nasdaq National Market, Nasdaq Small Cap, OTCBBr, Bulletin Board ExchangeSM or American Stock Exchange. We intend to initially offer our services to clients in a focused geographical region, which will include Hong Kong, the People's Republic of China ("China") and the Republic of Korea ("Korea"). We plan to facilitate this goal by acting as a Project Manager to provide consulting, liaison and coordination services to foreign companies. In addition, after our clients become publicly traded companies, we will provide them with continuing consulting services related to maintaining compliance with the requirements of pertinent jurisdictions and regulatory agencies. Such consulting, liaison and coordination services that we intend to provide include or address, without exclusivity, the following:

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

We do not have pre-arranged agreements with any independent third-party accounting, legal or other professional services firms for the provision of services to our clients. We will select these professionals and recommend them to our clients when we start an assignment. Our clients will then decide whether to accept or reject our recommendations. For initial listing exercises, after a selection is made, we will hire directly legal and other professional services firms as our sub-contractors to prepare the necessary listing documents because the charges for documents preparation are included in our project management fees. After becoming publicly traded companies, our clients will have to appoint the legal and other professional services firm directly for their continuing services. Under all circumstances, our clients have to directly appoint accounting firms as their Reporting Accountants. Since inception, we have not received any compensation for referring our clients to accounting, legal firms and other professional services firms. We have adopted a policy not to receive referral fees from accounting firms and legal firms.

In September of 2001, we and Jupiter Capital Korea Co. Ltd. collectively entered into a contract as Joint Project Managers with Wink Co. Ltd. ("Wink Korea") to assist it attain listing on the OTCBBr in the United States of America through a corporate restructuring and the creation/acquisition of an appropriate legal entity Wink Korea was established in March of 1999 under the laws of the Republic of Korea. Wink Korea specializes in the development of wireless Internet application solutions. Wink Korea was approved as "New Technology Certified Company" by the Computer & Communication Promotion Association of the Ministry of Information & Communication of Korea in November of 1999, and "Top Venture Company" by the Small & Medium Business Association of Korea in May of 2000. Wink Korea has developed four wireless Internet solutions: (i) M-Tour System, (ii)
Insurance  System,  (iii) National Police Inquiry  System,  and  (iv)
Logistic System.




PAGE-18-




In October of 2001, we arranged the incorporation of Wink (USA), Inc. under the laws of the State of Nevada through Qu Corp to create a legal entity for listing purposes. In February of 2002, a Conditional Share Exchange Agreement was entered into between Wink (USA), Inc. and Mr. Mean-Churl Lee, the major shareholder and Presdient/CEO of both Wink Korea and Wink (USA), Inc. Under this agreement, Mr. Mean-Churl Lee agreed to exchange his equity holding of 1,375,000 shares of Wink Korea ordinary shares for 100,000 shares of the common stock of Wink (USA), Inc. As a condition precedent to the completion of the contemplated share exchange transaction, Wink (USA), Inc. had to receive the audited financial statements of Wink Korea prepared in accordance with the US Generally Accepted Accounting Principles before June 30, 2002. Also in February of 2002, Wink Korea assigned all its rights and obligations under this contract to Mr. Mean-Churl Lee. It was contemplated that upon completion of the contemplated share exchange transaction, Wink (USA), Inc. would become a majority stockholder of Wink Korea, and it would then proceed to undertake the necessary procedures to have its common stock quoted on the OTC Bulletin Board. In August of 2002, Mr. Mean-Churl Lee advised us that the preparation of the audited financial statements of Wink Korea prepared in accordance with the US Generally Accepted Accounting Principles were not completed by June 30, 2002, and therefore the contemplated share exchange transaction was abandoned. Mr. Mean-Churl Lee also advised us that he is undertaking actions to (i) cause Wink Korea to subscribe the common stock of Wink (USA), Inc. in cash to become a majority stockholder, and (ii) casue Wink Korea grant distribution right in the territory of the US on its wireless Internet solutions to Wink (USA), Inc. We are currently assisting Wink (USA), Inc., Wink Korea and Mr. Mean-Churl Lee to structure these two transactions as part of our services to assist Wink (USA), Inc. attain listing on the OTC Bulletin Board. Our exercise to help Wink (USA), Inc. attain a listing status is hereafter referred to as the "Korean Project". Wink (USA), Inc., Wink Korea and Mr. Mean-Churl Lee are hereafter collectively referred to as client when the Korean Project is being discussed.

In June of 2002, we and Jupiter Korea secured another contract as Joint Project Managers to assist a second Korean corporation, Vega Infotek Co. Ltd. ("Vega Infotek"), attain listing on the OTCBB at a total contract value of $200,000. Vega Infotek was formed in Korea in 1999. Its major line of business is to develop, market and sell equipments which supplement the use of Personal Digital Assistant machines. In connection with this new project, we entered into another cooperation agreement with Jupiter Korea. Under this agreement, Jupiter Korea is responsible to prepare a business plan and maintain client relationship, and we are responsible for new company formation and documentation preparation. As compensation, we will receive cash in the amount of $90,000. We are currently negotiating with the client for additional compensation in the form of common stock of the Company. We will, however, provide services to this client even if we are not successful in negotiating for any stock compensation. We have not received our required cash deposit from our client, and we will not commence any work on this project until this deposit is received. We have not incurred any cost on this project. The contract we entered into with Vega Infotek is legally binding on the parties to the contract. Under this contract, Vega Infotek was required to make a cash deposit with us within three business days after the execution of the contract. This payment is in default as of the date of this Registration Statement. We have not commenced legal action to enforce Vega Infotek to make this payment because we hold the view that legal action is not justified at the moment since we have not incurred any cost to secure this project, and we have not suffered any financial losses as a result of Vega Infotek's non-payment of deposit. We are relying on Jupiter Korea to work with the management of Vega Infotek to address the current issue. Under our cooperation agreement for the Vega Infotek listing exercise, Jupiter Korea is responsible to maintain client relationship. We cannot give assurance that we will ever receive the cash deposit from Vega Infotek.

In the event that we have other situations whereby non-performance of contract by clients will have caused us financial losses, we would consider to take legal actions after an evaluation of (a) the causes for the non-performance by clients; (b) the financial situation of the clients; (c) the amount of our legal costs to be incurred; and
(d) advice from legal counsels.

In July of 2002, we provided consulting services through our wholly owned subsidiary, Yellowstone (Hong Kong) Limited, in assisting a Hong Kong consulting firm to prepare a business plan for its client.

In August of 2002, we and Jupiter Korea secured another contract as Joint Project Managers to assist a third Korean corporation, CEST Co. Ltd. ("CEST"), attain listing on the OTCBB at a total cash value of $200,000. We are also granted the right to acquire 700,000 shares of the common stock of the listing vehicle at a contemplated par value of US$0.001 per share for distribution to our stockholders after registering these shares under the Securities Act of 1933, as amended. Further, we are granted 600,000 warrants, which are convertible into 600,000 shares of common stock of the listing vehicle at a conversion price of US$0.20 per share. CEST was established in Korea in 1999. Its major line of business is to develop, market and sell hardwares for (a) wireless/wired portable fingerprint identification system; (b) credit card securitiy identification system; and (c) information security system. We entered into a cooperation agreement with Jupiter Korea. Under this agreement, Jupiter Korea is responsible to prepare a business plan and maintain client relationship, and we are responsible for new company formation and documentation preparation. As compensation, we will receive cash in the amount of $90,000. We have not incurred any cost on this project as of the date of this Registration Statement. Jupiter Korea is currently collecting company information to prepare a business plan and for the preparation of a Registration Statement to be filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.




PAGE-19-




In September of 2002, we entered into a consulting agreement with Wink (USA), Inc. to provide the following services at a monthly fee of $3,500 for a six months period ending in February of 2003 :-

*    Assist Wink (USA), Inc. establish annual operating budgets.
*    Assist Wink (USA), Inc. establish an accounting system.
* Coordinate with auditors and accountants of Wink (USA), Inc. to ensure all statutory requirements with regard to financial and tax reporting are fulfilled.
*    Assist Wink (USA), Inc. prepare monthly management reports.
* Assist Wink (USA), Inc. assemble financial information for presentation to third parties.
* After Wink (USA), Inc. becomes a Reporting Company under the Securities and Exchange Act of 1934, as amended, coordinate with its securities counsel and auditors to ensure current and periodic reportings are filed with the United States Securities and Exchange Commission on a timely basis.
*    Assist Wink (USA), Inc. maintain corporate minutes.
*    Assist Wink (USA), Inc. prepare annual reports.
*    Assist Wink (USA), Inc. arrange for Annual Stockholders'
Meetings.
* Introduce appropriate parties to Wink (USA), Inc. for the purpose of establishing an Investor Relation program, and act as a coordinator thereafter.

Wink (USA), Inc. is the company formed in the State of Nevada to be the listing vehicle for the Korean Project. The above services are not included in the original contract for listing services we entered into for the Korean Project in 2001.

We consider our company as a Development Stage Company because we have not generated significant revenue from our principal business.

Plan of Operation

As of September 30, 2002, we had $35,746 of cash. This amount of cash will not be sufficient to cover our cash needs in the next 12 months for operating activities before revenues, which is estimated at approximately $220,000, and investing activities of approximately $4,500, which are for the purchase of equipment and furniture, in the next twelve months. In order to meet our estimated cash needs during this period, we need to accomplish all of the following:

     1.   Completion of the Korean Project currently in progress;

     2. Commencement of work upon receipt of the required cash deposit from Vega Infotek Co. Ltd., and completion of this project;

     3.   Completion of the listing exercise for CEST Co. Ltd.;

     4. Provision of services to Wink (USA), Inc. under the consulting agreement we entered into in September of 2002;

     5.  Our wholly owned subsidiary, Yellowstone (Hong Kong)
         Limited, is successfully in securing the contract currently under negotiation with a Hong Kong consulting firm to become a sub-contractor on consulting services for a fixed monthly fee of HK$10,000; and

     6. Securing and completion of an additional assignment which will generate cash revenue to us of at least $30,000 if the listing exercise for Vega Infotek Co. Ltd. does not materialize.

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




PAGE-20-




Our priorities for the next 12 months of operations are:

     1. Completion of the Korean Project currently in progress - The registration statement for this project to be filed with the SEC is presently under development. We cannot give assurance that this project can be complete within the next 12 months.

     2. Commencement and completion of the listing exercise for Vega Infotek Co. Ltd. we were contracted for in June of
         2002.   We have not received our required cash deposit from
         our client. We will not commence any work on this project until we are paid with a cash deposit. We cannot give assurance that we will ever commence work on this project, or if we start work, we can complete this project within the next 12 months.

     3. Completion of the listing exercise for CEST Co. Ltd - Jupiter Capital Korea Co. Ltd., our cooperation partner, has commenced collection of company information for the preparation of a business plan and for the preparation of a registration statement to be filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended;

     4. Provision of services to Wink (USA), Inc. under the consulting agreement we entered into in September of 2002 - we have commenced to provide consulting services to Wink
         (USA), Inc.;

     5.  Assisting our wholly owned subsidiary, Yellowstone (Hong
         Kong) Limited, to successfully secure the contract currently under negotiation with a Hong Kong consulting firm to become a sub-contractor on consulting services for a fixed monthly fee of HK$10,000; and

     6. Secure and completion of an additional assignment which will generate cash revenue to us of at least $30,000 if the listing exercise for Vega Infotek Co. Ltd. does not materialize

     7. Organizing seminars to educate potential clients - Most people in Asia recognize the importance of American capital markets in terms of stability and liquidity.
         Unfortunately, these same people are not familiar with (a) the procedure to access US markets, (b) the responsibilities of a fully reporting company registered with the United States Securities and Exchange Commission and (c) the regulations and laws governing the raising of capital in the US. We plan to organize seminars to educate potential clients about the risks, benefits and responsibilities related to raising capital and being listed on an exchange in the United States. No seminars have been organized or planned as of yet. We target to host our first seminar during the last quarter of 2002. Thereafter, we plan to have one seminar in each quarter.
         We will start the seminars on a small scale with a targeted number of five to ten attendants per seminar. The attendants will be invited to come to our seminars free of charge. We estimate that the cost for each seminar is approximately $1,000.

     8. Developing our network of contacts - We are a service oriented company and our assignments involve the participation of qualified professionals. Our network of contacts to provide these services consists of two groups:
         (1) professional firms such as law firms, accountants, broker/dealers and transfer agents, which are required for publicly-traded companies; and (2) corporate finance houses, individual professionals and friends and family. The first group of professionals will assist our clients with the process of becoming fully reporting and publicly-traded. The second group will be relied upon to offer referrals and to generate word of mouth advertising. We are developing our network of contacts through introduction of contacts by the friends and past business associates of our directors and officers. We also receive leads of contacts through referrals from organizations having a working relationship with us such as Westpark Capital, Inc. and Yellowstone Incorporating Services, Inc. We do pay any introduction or referral fees to any parties for introducing contacts to us.

     9.  Raising of equity capital for cash.




PAGE-21-




Results of operations for the three months ended September 30, 2002 as compared to three months ended September 30,2001

Revenue from services provided, direct cost of services and gross margin for project management on listing exercise and revenue from services provided for consulting services

Our revenue from services provided for project management on listing exercise was $ 9,251 for the three months ended September 30, 2002. This revenue was generated from the work we had performed on the Korean Project. Our direct cost of services was $ 4,500 for the three months ended September 30, 2002, which represented the direct costs incurred on the Korean Project. The gross margin for the three months ended September 30, 2002, at $ 4,751, was 51% of our revenue from services for project management on listing exercise. Our revenue from services provided for consulting services was $3,500. We earned this revenue for providing consulting services to Wink (USA), Inc. We did not have any revenue from services provided on either project management on listing exercises or consulting services, direct cost of services and gross margin for the three months ended September 30, 2001 because we did not rendered any service during this period.

Other income

We did not have any other income for the three months ended September 30, 2002 and September 30, 2001, respectively.

General and administrative expenses

General and administrative ("G&A") expenses totaled to $50,276 for the three months ended September 30, 2002. Items included in the G&A expenses for the three months ended September 30, 2002 were staff salaries of $12,581, officers' compensation of $13,269, SEC filing expenses of $4,101, fees for representative offices (including exclusive and non-exclusive use of office spaces in Hong Kong, China, and Las Vegas) of $4,712, office rental of $5,053, Office expenses of $4,938, and other expenses of $5,622.

We only incurred G&A expenses of $526 for the three months ended September 30, 2001, which represented general office expenses.

Loss before cumulative effect on prior year (to December 31, 2001) of changes in accounting principle

Our loss before cumulative effect on prior year (to December 31, 2001) of change in accounting principle was $42,027 for the three months ended September 30, 2002. We incurred this loss because we did not generate sufficient revenue for services provided to cover all our costs and expenses. The loss before cumulative effect on prior year (to December 31, 2001) of change in accounting principle was $526 for the three months ended September 30, 2001 because we did not generate revenue, but we incurred $526 of G&A expenses.

Cumulative effect on prior year (to December 31, 2001) of changing to a different revenue recognition method, and a different expense recognition on service sales transactions

During the second quarter of 2002, we decided to change the method of recognizing project revenue from the Completed Performance Method to the Proportional Performance Method. In connection with this change, we also changed the method of recognizing project expenses as required under the Completed Performance Method to the method of recognizing project expenses as required under the Proportional Performance Method (see note 8 to the unaudited financial statements for the three months and six months ended September 30, 2002). The changes were made to better reflect the effort of our management in the financial statements on a timely basis. The cumulative effect on prior year (to December 31, 2001) resulting from these changes for the three months ended September 30, 2002 and 2001 were both zero.

Loss after cumulative effect on prior year (to December 31, 2001) of changes in accounting principle

Our loss after cumulative effect on prior year (to December 31, 2001) of change in accounting principle was $42,027 for the three months ended September 30, 2002. We incurred this loss because we did not generate sufficient revenue for services provided to cover all our costs and expenses. The loss aftere cumulative effect on prior year (to December 31, 2001) of change in accounting principle was $526 for the three months ended September 30, 2001 because we did not generate revenue, but we incurred $526 of G&A expenses.

Results of operations for the nine months ended September 30, 2002 as compared to nine months ended September 30, 2001




PAGE-22-




Revenue from services provided, direct cost of services and gross margin for project management on listing exercise and revenue from services provided for consulting services

Our revenue from services provided for project management on listing services was $40,629. This revenue was generated from the work we had performed on the Korean Project. Our direct cost of services was $ 19,763 for the nine months ended September 30, 2002, which represented the direct costs incurred on the Korean Project. The most significant item included in the direct costs was $10,000 of charges we paid to Qu Corp for sub-contract work on the Koran Project. We contracted Qu Corp to perform certain services including document preparation for the Korean Project in September of 2001. We terminated all our contracts with Qu Corp for the Korean Project in May of 2002. Qu Corp agreed with us that it should only be compensated for work already performed for $10,000, and that we should be released from any further liabilities under all contracts we entered with it for the Korean Project The resulting gross margin for the nine months ended September 30, 2002 was $ 20,866 or 51% of our revenue from services provided for project management on listing services. Our revenue from services provided for consulting services was $3,500. We earned this revenue for providing consulting services to Wink (USA), Inc. We did not have any revenue from services provided on either project management on listing exercises or consulting services, direct cost of services and gross margin for the nine months ended September 30, 2001 because we did not rendered any service during this period.

Other income

We had other income of $675 for the nine months ended September 30, 2002. This was the name use right fee payable to us by Yellowstone Incorporating Services, Inc. for its right to include Yellowstone in its company name, and its right to claim as our affiliate when it conducts business. There was no other income for the nine months ended September 30, 2001 because Yellowstone Incorporating Services, Inc. was not in existence then.

General and administrative expenses

General and administrative ("G&A") expenses totaled to $95,901 for the nine months ended September 30, 2002. Items included in the G&A expenses for the nine months ended September 30, 2002 were audit fee of $2,070, legal fees of $3,000, staff salaries of $20,000, officers' compensation of $13,269, SEC filing expenses of $9,953, fees for representative offices (including exclusive and non-exclusive use of office spaces in Hong Kong, China, and Las Vegas) of $17,695, office rental of $5,053, office expense of $5,362, traveling expense of $6,577, incorporation expenses $3,655 for incorporating four subsidiaries, and other expenses of $9,267.

We only incurred G&A expenses of $1,076 for the nine months ended September 30, 2001, which represented the cost of incorporation of our company of $550, and general office expenses of $526.

Loss before cumulative effect on prior year (to December 31, 2001) of changes in accounting principle

Our loss before cumulative effect on prior year (to December 31, 2001) of change in accounting principle was $70,862 for the nine months ended September 30, 2002. We incurred this loss because we did not generate sufficient revenue for services provided to cover all our costs and expenses. The loss before cumulative effect on prior year (to December 31, 2001) of change in accounting principle was $1,076 for the nine months ended September 30, 2001 because we did not generate revenue, but we incurred $550 of incorporation expense for incorporating our company, and general office expenses of $526.

Cumulative effect on prior year (to December 31, 2001) of changing to a different revenue recognition method, and a different expense recognition on service sales transactions

During the second quarter of 2002, we decided to change the method of recognizing project revenue from the Completed Performance Method to the Proportional Performance Method. In connection with this change, we also changed the method of recognizing project expenses as required under the Completed Performance Method to the method of recognizing project expenses as required under the Proportional Performance Method (see note 8 to the unaudited financial statements for the three months and six months ended June 30, 2002). The changes were made to better reflect the effort of our management in the financial statements on a timely basis. The cumulative effect on prior year (to December 31, 2001) resulting from these changes for the six months ended June 30, 2002 and 2001 were both zero.

Loss after cumulative effect on prior year (to December 31, 2001) of changes in accounting principle

Our loss after cumulative effect on prior year (to December 31, 2001) of change in accounting principle was $70,862 for the nine months ended September 30, 2002. We incurred this loss because we did not generate sufficient revenue for services provided to cover all our costs and expenses. The loss after cumulative effect on prior year (to December 31, 2001) of change in accounting principle was $1,076 for the nine months ended September 30, 2001 because we did not generate revenue, and we incurred $550 of incorporation expense for incorporating our company and general office expenses of $526.




PAGE-23-




Results of operations for the period from inception (March 14, 2001) to September 30, 2002

Revenue from services provided, direct cost of services and gross margin for project management on listing exercise and revenue from services provided for consulting services

Our revenue from services provided for project management on listing exercise was $ 40,629. This revenue was generated from the work we had performed on the Korean Project. Our direct cost of services was $ 9,763 for the period from March 14, 2001 to September 30, 2002, which represented the direct costs incurred on the Korean Project. The most significant item included in the direct costs was $10,000 of charges we paid to Qu Corp for sub-contract work on the Koran Project. We contracted Qu Corp to perform certain services including document preparation for the Korean Project in September of 2001. We terminated all our contracts with Qu Corp for the Korean Project in May of 2002. Qu Corp agreed with us that it should only be compensated for work already performed for $10,000, and that we should be released from any further liabilities under all contracts we entered with it for the Korean Project. The gross margin for the period from inception to June 30, 2002, at $ 16,116, was 51% of our revenue from services for project management on listing exercise. Our revenue from services provided for consulting services for the period from March 14, 2001 to September 30, 2002 was $3,500. We earned this revenue for providing consulting services to Wink (USA), Inc.

Other income

We had other income of $810 for the period from inception (March 14, 2001) to September 30, 2002. This was the name use right fee payable to us by Yellowstone Incorporating Services, Inc. for its right to include Yellowstone in its company name, and its right to claim as our affiliate when it conducts business.

General and administrative expenses

General and administrative ("G&A") expenses totaled to $103,474 for the period from inception (March 14, 2001) to September 30, 2002. Items included in the G&A expenses for the period from March 14, 2001 (date of incorporation) to September 30, 2002 were audit fee of $4,070, legal fees of $3,000, staff salaries of $20,000, officers' compensation of $13,269, SEC filing expenses of $9,953, fees for representative offices (including exclusive and non-exclusive use of office spaces in Hong Kong, China, and Las Vegas) of $21,345, office rental of $5,053, traveling expense of $6,748, web site expense of $1,101, incorporation expenses $4,205 for incorporating our company and four subsidiaries, office expenses of $5,849 and other expenses of $8,881.

Loss before cumulative effect on prior year (to December 31, 2001) of changes in accounting principle

Our loss before cumulative effect on prior year (to December 31, 2001) of change in accounting principle was $78,300 for the period from inception (March 14, 2001) to September 30, 2002. We incurred this loss because we did not generate sufficient revenue for services provided to cover all our costs and expenses.

Cumulative effect on prior year (to December 31, 2001) of changing to a different revenue recognition method, and a different expense recognition on service sales transactions

During the second quarter of 2002, we decided to change the method of recognizing project revenue from the Completed Performance Method to the Proportional Performance Method. In connection with this change, we also changed the method of recognizing project expenses as required under the Completed Performance Method to the method of recognizing project expenses as required under the Proportional Performance Method (see note 4 to the unaudited financial statements for the three months and six months ended June 30, 2002). The changes were made to better reflect the effort of our management in the financial statements on a timely basis. The cumulative effect on prior year (to December 31, 2001) resulting from these changes for the period from inception (March 14, 2001) to September 30, 2002 was zero.

Loss after cumulative effect on prior year (to December 31, 2001) of changes in accounting principle

Our loss after cumulative effect on prior year (to December 31, 2001) of change in accounting principle was $78,300 for the period from inception (March 14, 2001) to September 30, 2002. We incurred this loss because we did not generate sufficient revenue for services provided to cover all our costs and expenses.




PAGE-24-




Liquidity and Capital Resources

Cash

We had a net increased of $4,526 in our cash position during the nine months ended September 30, 2002 as compared to a net increase of $48,620 during the nine months ended September 30, 2001. Form inception (March 14, 2001) to September 30, 2002, our net cash position increased by $35,746.

Net cash paid for operating activities

We used $90,264 of cash for operating activities for the nine months ended September 30, 2002 as compared to $2,926 for the nine months ended September 30, 2001. The amount of cash used for operating activities during the period from inception (March 14, 2001) to September 30, 2002 was $112,515.

Cash flow from investing activities

We purchased furniture, fixture, office equipment and computer software with cash in the amount of $4,400 during the nine months ended June 30, 2002. We did not spend any cash on investing activities during the nine months end September 30, 2001. Our total cash purchase of furniture, fixture, office equipment and computer software was $5,165 for the period from inception (March 14, 2001) to September 30, 2002.

Cash flow from financing activities

We received net cash proceeds of $101,930 from issuance of 1,166,500 shares of our common stock and cash of $503 from the minority stockholders of one of our subsidiaries, CEP (USA), Inc. for their equity investment in this company during the nine months ended September 30, 2002. During this period, one of our stockholders advanced cash of $12,383 to us to pay for our expenditures incurred during the normal course of business. During this period, we fully repaid this amount, and $3,216 of amount due to this stockholder outstanding at the beginning of this period.

We received cash proceeds of $51,020 from issuance of 3,000,000 shares of our common stock during the nine months ended September 30, 2001. During this period, one of our stockholders advanced cash of $526 to us to pay for our expenditures incurred during the normal course of business.

From inception (March 14, 2001) to September 30, 2002, we raised cash of $152,950 from issuance of a total of 4,166,500 shares of our common stock, and received cash of $503 from the minority stockholders of one of our subsidiaries, CEP (USA), Inc. for their equity investment in this company. During this period, one of our stockholders advanced cash of $15,599 to us to pay for our expenditures incurred during the normal course of business. We fully repaid this amount prior to .September 30, 2002

Cash needs for the next twelve months

As of September 30, 2002, we had $35,746 of cash. This amount of cash will not be sufficient to cover our cash needs in the next 12 months for operating activities before revenues, which is estimated at approximately $220,000 in the next twelve months. In order to meet our estimated cash needs during this period, we need to accomplish all of the following:

     1.  Completion of the Korean Project currently in progress;

     2.  Commencement  of  work  upon receipt of  the  required  cash
         deposit from Vega Infotek Co. Ltd., and completion of   this
         project;

     3.  Completion of the listing exercise for CEST Co. Ltd.;

     4.  Provision  of  services  to  Wink  (USA),  Inc.  under   the
         consulting agreement we entered into in September of 2002;

     5. Our wholly owned subsidiary, Yellowstone (Hong Kong) Limited, is successfully in securing the contract currently under negotiation with a Hong Kong consulting firm to become a sub-contractor on consulting services for a fixed monthly fee of HK$10,000; and

     6. Securing and completion of an additional assignment which will generate cash revenue to us of at least $30,000 if the listing exercise for Vega Infotek Co. Ltd. does not materialize.




PAGE-25-




We cannot give assurance that we can accomplish all of the above tasks to generate the cash we need for the next 12 months. There will be a shortfall in our cash if we fail to accomplish any one of these tasks. We may need to obtain additional financing in the event that we are unable to realize sufficient revenue or collect accounts receivable. Furthermore, our ability to satisfy the redemption of future debt obligations that we may enter into will be primarily dependent upon the future financial and operating performance of our Company. Such performance is dependent upon financial, business and other general economic factors, many of which are beyond our control. If we are unable to generate sufficient cash flow to meet our future debt service obligations or provide adequate long-term liquidity, we will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, refinancing debt, selling assets or operations or raising equity capital. There can be no assurance that such alternatives can be accomplished on satisfactory terms, if at all, or in a timely manner. If we do not have sufficient cash resources when needed, we will not be able to continue our operations as a going concern.

Seasonality and Quarterly Fluctuations

Since  we  were incorporated in March 2001, we do not have sufficient
operating   history  to  determine  whether  seasonal  and  quarterly
fluctuations exist within our line of business.


                     PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

Exhibit   Name and/or Identification of Exhibit
Number
----------------------------------------------------------------------
3      Articles of Incorporation & By-Laws
       a.   Articles  of Incorporation of the Company filed  March
       13, 2001*
       b.  By-Laws of the Company adopted March 28, 2001*

99 Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Reports on Form 8-K

We filed a Form 8-K on September 13, 2002 to report a change of address for our principal executive office.







PAGE-26-




                             SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

              YELLOWSTONE CORPORATE SERVICES, INC.
              -------------------------------------
                          (Registrant)

By: /s/ King Kwok Yu
   ----------------------
King Kwok Yu, President

                           CERTIFICATIONS

     I, King Kwok Yu, certify that:

  1.I have reviewed this quarterly report on Form 10-QSB of Yellowstone Corporate Services, Inc.;

  2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

  4.I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of September 30, 2002; and
     (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

  5.I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and
     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and

  6.I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002

/s/ King Kwok Yu
---------------------------
     President and CEO

/s/ Ka Yiu Ip
---------------------------
     Chief Financial Officer




PAGE-27-