Form 10QSB/A
period 2002-06-30
YELLOWSTONE CORPORATE SERVICES INC
filed 2002-11-18
CIK 1170830

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                        Amendment Number 1 to
                             FORM 10-QSB

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

Commission File Number: 000-49726


              YELLOWSTONE CORPORATE SERVICES, INC.
           -----------------------------------------
     (Exact name of registrant as specified in its charter)


            Nevada                          88-0491287
   -----------------------            --------------------
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)


                                               N/A
    21/F, Centre Point, 181-185            -----------
       Glouscester Road,                    (Zip Code)
      Wai Chai, Hong Kong
 -----------------------------
(Address of principal executive
           offices)


                         (852) 3106-8191
                     -------------------------
       (Registrant's telephone number, including area code)

                               N/A
                        -----------------
 (Former name, former address and former fiscal year, if changed since last report)

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
- for each of the three and six-month periods ended June
30, 2002 and 2001, and for the period from Inception
(March 14, 2001) to June 30, 2002

Unaudited Condensed Consolidated Statements of Cash Flows     5
- for each of the six-month periods ended June 30, 2002 and 2001, and for the period from Inception (March 14, 2001) to June 30, 2002

Notes to Condensed Consolidated Financial Statements          6

Item 2 - Management's Discussion and Analysis or Plan of      15
Operation

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings

Item 2. Changes in Securities
Item 3 - Defaults upon Senior Securities

Item 4. Controls and Procedures
Item 5 - Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS







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

                            Note     June 30, 2002    December 31,
                                                         2001
                                        (Unaudited)    (Audited)
                                       ----------    -----------

                                          $               $
ASSETS
Current assets:
Cash                                     78,126          31,220
Accounts receivable                      12,368             135
Prepayments                              20,808           7,733
Deferred project costs                       --          46,515
Deferred offering costs           3(b)       --          45,000
Total current assets                    111,302         130,603
Fixed assets:                          ----------    -----------
Office equipment (net of
 accumulated depreciation
 of $464 and $32
 respectively)                             2,228            733

Other assets:
Long-term prepayments             6(a)     7,911         10,811
                                       ----------    -----------
Total assets                             121,441        142,147
                                       ==========    ===========
LIABILITIES, MINORITY
INTEREST AND
STOCKHOLDERS' EQUITY

Current liabilities:
Clients' deposits                             --         10,000
Accounts  payable  and                     4,259         40,348
 accrued expenses
Due to a stockholder              5(e)        --          3,217
                                       ----------    -----------
Total current liabilities                  4,259         53,565
                                       ----------    -----------
Minority Interest in                         503             --
Consolidated Subsidiary                ----------    -----------
Commitments                       6 & 7

Stockholders' equity:
Preferred stock, $0.001 par
 value, 5,000,000 shares          3(a)
 authorized; no shares                        --             --
  issued and outstanding
Common stock, $0.001 par value,
20,000,000  shares  authorized;   3(b)
6,219,132 shares and  5,052,632            6,219          5,053
shares  issued and outstanding,
as of June 30, 2002 and December
31, 2001, respectively
Additional paid-in capital               146,731         90,967
Deficit   accumulated    during          (36,271)        (7,438)
development stage                       ----------    -----------
Total stockholders' equity               116,679         88, 582
Total   liabilities,   minority         ----------    -----------
interest    and   stockholders'          121,441        142,147
equity                                  ==========    ===========


   The accompanying notes are an integral part of these financial statements.




PAGE-4-




        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Amounts expressed in United States dollars)





                       Note                                           From
                                                                    inception
                                 Three months        Six months     (March 14,
                                ended June 30,      ended June 30,   2001) to
                                                                     June 30,
                              2002        2001    2002         2001    2002
                             --------   -------  --------    -------  -------
                                $          $        $          $        $
                                                               ---
Revenue from services         26,645      ---     31,379       ---    31,379
 provided
Direct cost of services      (12,321)     ---    (15,263)      ---   (15,263)
                             --------   -------  --------    -------  -------
Gross margin                  14,324      ---     16,116       ---    16,116

Other income                     270      ---        675       ---       810
                             --------   -------  --------    -------  -------
                              14,594      ---     16,791       ---    16,926

General and administrative   (32,489)     ---    (45,624)     (550)  (53,197)
 expenses                    --------   -------  --------    -------  -------
Loss before cumulative
 effect of changes in        (17,895)     ---    (28,833)     (550)  (36,271)
 accounting principle
Cumulative  effect   on
 prior year (to December
 31,  2001) of  changing
 to  a different revenue
 recognition method ,and   4    ---       ---      ---         ---     ---
 a   different   expense     --------   -------  --------    -------  -------
 recognition method,  on
 service           sales
 transactions
Loss   from  operations      (17,895)     ---    (28,833)     (550)  (36,271)
 and net loss                ========   =======  ========    =======  =======

Amount per common share
Loss  before cumulative
 effect of  changes  in      (0.0029)  (0.0000)  (0.0048)  (0.0000)  (0.0067)
 accounting principle
Cumulative  effect   on
 prior year (to December
 31,  2001) of  changing
 to  a different revenue
 recognition method ,and  4     ---       ---       ---      ---       ---
 a   different   expense     --------   -------  --------    -------  -------
 recognition method,  on
 service           sales
 transactions
Net loss per common share    (0.0029)  (0.0000)  (0.0048)  (0.0000)  (0.0067)


Weighted average number
 of    common    shares     6,219,132 5,052,632 6,024,715 5,052,632 5,441,465
 outstanding                 ========   =======  ========    =======  =======

Pro forma amounts assuming
 the new revenue
 recognition method   and
 expense 4  recognition
 method on service            (17,895)  ---       (28,833)     (550)  (36,271)
 sales transactions          ========   =======  ========    =======  =======
 are applied retroactively

      Net loss
        Net loss per          (0.0029)  (0.0000)  (0.0048)  (0.0000)  (0.0067)
        common share         ========   =======  ========    =======  =======



The accompanying notes are an integral part of these financial statements




PAGE-5-




        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
            (Amounts expressed in United States dollars)

						               From
							     inception
							     (March 14,
					  Six months ended    2001) to
					      June 30,        June 30,
                                        ------------------
					 2002        2001       2002
                                        -------    -------   ---------


                                          $            $          $
CASH FLOW FROM OPERATING ACTIVITIES

Net loss                               (28,833)      (550)     (36,271)


Adjustments to reconcile net
 loss to net cash paid for
 operating activities:
Depreciation                               432      --             464
Decrease/(increase) in
 operating assets:
Accounts receivable                    (12,233)     --         (12,368)

Prepayments                            (10,175)    (1,850)     (28,719)

Deferred project costs                  46,514      ---
Increase/(decrease) in
 operating liabilities:
Clients' deposits                      (10,000)     ---           ---
Accounts payable and accrued           (36,089)     ---          4,259
 expenses                               -------    -------   ---------
Net cash paid for operating            (50,384)    (2,400)     (72,635)
 activities

CASH FLOW FROM INVESTING ACTIVITIES

Purchases of office equipment           (1,927)     ---         (2,692)

CASH FLOW FROM FINANCING ACTIVITIES
Net proceeds from issuance of          101,930     51,020      152,950
 common stock
Amount due to a stockholder             12,383                  15,599
Repayment of amount due to a           (15,599)     ---        (15,599)
 stockholder
Minority interest                          503      ---            503
                                        -------    -------   ---------
Net increase in cash                    46,906     48,620       78,126
Cash as of beginning of period          31,220      ---           ---
                                        -------    -------   ---------
Cash as of end of period                78,126     48,620       78,126
                                        =======    =======   =========
Non-cash investing and
 financing activities:

Common stock issued in exchange          ---       45,000       45,000
 for corporate consulting and           =======    =======   =========
 document preparation services


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

    The Company incorporated five companies as stockholders during February of 2002 to May of 2002. The key information on these four companies are:-

        Name of company        Place of     Amount of   Percentage
                            incorporation     Share      of Equity
                                             Capital      held by
                                                            the
                                                          Company
    -----------------------------------------------------------------
        Yellowstone           Hong Kong      $ 2    HKD    100.00%
    (Hong Kong) Limited

       StoneOne, Inc.         State of       $  622 USD    100.00%
                               Nevada

     StarLightOne, Inc.       State of       $  622 USD    100.00%
                               Nevada

       CEP (USA), Inc.        State of       $1,125 USD     55.30%
                               Nevada

          Westpark            Hong Kong      $ 2    HKD    100.00%
   (Hong  Kong) Limited

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

               _____________________________________________
                Direct   cost    of
                individual act         x   Total    revenues
                -------------------        from Complete
                Total     estimated        transaction
                direct costs of the
                transaction
                --------------------------------------------


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


2           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

         The Company offers other companies the opportunity to enter into Name-use Right Agreements, so that such companies can include the word "Yellowstone" in their English company names, and claim to be the Company's affiliates when they conduct business. The Company is a Reporting Company under the Securities and Exchange Act of 1934. The Company believes the status of being a Reporting Company gives creditability to the Company and its affiliated companies in the market place. The Company's potential clients will have the opportunities to review our filings with the Securities and Exchange Commission before they decide to engage the Company's services and/or those of its affiliates. The Company is of the opinion that its affiliates have to pay as a Name-use Right fee for the privilege to claim as its affiliates. As of June 30, 2002, the Company had a Representative Office and Name-use Right Agreement with Foshan Hung Law Investment Planning Limited, which was non-cancelable before November 30, 2002, and is terminable upon a one-month notice thereafter. As of the same date, the Company also had a Sub-contracting and Name Use Right Agreement with Yellowstone Incorporating Services, Inc., which has a term of three years from November of 2001. The Company have the right to receive payment from its affiliates when they have issued invoices to their customers for services rendered. The Company recognizes revenue from granting name use rights when the right to receive payment is established.

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

3           STOCKHOLDERS' EQUITY

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



4          CHANGE IN PROJECT REVENUE RECOGNITION METHOD AND PROJECT

EXPENSE RECOGNITION METHOD

     During  the  second  quarter of 2002,  the  Company  decided  to change the method of recognizing project revenue from the Completed Performance Method to the Proportional Performance Method. In connection with this change, the Company also changed the method of recognizing project expenses as required under the Completed Performance Method to the method of recognizing project expenses as required under the Proportional Performance Method. The changes were made to better reflect the effort of our management in the financial statements on a timely basis. The operating result for the first quarter of 2002 had been restated to reflect the newly adopted methods. The retroactive application of the new methods, however, did not result in any cumulative effect in the operating results because the Company did not carry out any project management activities, which generated revenues during the period from March 14, 2001 (date of Incorporation) to December 31, 2001. The effect of the changes on net loss for three months ended March 31, 2001 was zero ($0.0000 per share) because the Company had not commenced any project management activities; the effect of the changes on the three months ended June 30, 2002 was to decrease net loss by $ 14,324 ($ 0.0023 per share); the effect of the changes on the six months ended June 30, 2002 was to decrease net loss by $ 16,116 ($ 0.0027 per share). The pro forma amounts reflect the effect of retroactive application on project revenue and project expenses that would have been made in 2001 had the new methods been in effect.



PAGE-10-




        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED COPNSOLIDATED FINANCIAL STATEMENTS
            (Amounts expressed in United States dollars)


4             CHANGE IN PROJECT REVENUE RECOGNITION METHOD AND
PROJECT EXPENSE RECOGNITION METHOD (cont'd)

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

                                                       As a
                      Name              Number of     percent
                                        shares of     to total
                                       Yellowstone   Yellowstone
                                       common stock    common
                                                      stock as
                                                       of May
                                                      26, 2002
            ------------------------------------------------------
             Brett Bleazard                   8,500    0.14%
             Nick Pelletiere                 18,000    0.29%
             Ron Davis                       27,500    0.44%
             Cheryl Curtis                  200,000    3.22%
             Tia   Owen  (President
             and  sole owner of  Qu         317,632    5.11%
             Corp)
             Dana Anderson                  160,000    2.57%
             Eileen Anderson                105,000    1.69%
             Nicole Anderson                 25,000    0.40%
             Eric Anderson                   25,000    0.40%
             Kyle Anderson                   25,000    0.40%
             Destiny Anderson                25,000    0.40%
             Ballycastle                     75,000    1.21%
             Enterprises
             Redmoor Holdings, Ltd.          75,000    1.21%
             Coalition    Partners,          50,000    0.80%
             Inc.
             Omawag, Inc.                    40,000    0.64%
             Steel On Target, Inc.           40,000    0.64%
             Delos  Capital Growth,         100,000    1.61%
             LLC
             William R. Cook                100,000    1.61%
             Ray Nance                      257,500    4.14%
             Frank Sherman                  121,000    1.95%
             Gary Tovar                      10,000    0.16%
             Jeff Bradley                   247,500    3.98%
                                           ---------  ---------

                     Total                2,052,632   33.01%
                                           ========   =======

          Other than being the Company's past stockholder, Qu Corp. and the Company are two independent consulting firms. The Company does not have any commitment to Qu Corp. to use its services for any of the Company's future projects. Mr. Frank Sherman, who received 121,000 shares of the Company's common stock from the above distribution, is the President of Yellowstone Incorporating Services, Inc. which serves as our representative office in Las Vegas, Nevada (note 6(a)). Mr. Sherman also holds 4.47% of the equity in one of the Company's subsidiary, CEP (USA), Inc. (note 1). We do not have any commitment to use Mr. Sherman's services for any of our future projects.



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

    (e)  Details of amount due to a stockholder of the Company were as follows:
         ______________________________________________________
                                         June 30,     December
                                           2002      31, 2001
                                        (Unaudited)

                                            $           $

         Mr. King Kwok Yu                  ---        3,217
         ______________________________________________________


         The amount due as of December 31, 2001 arose from payments made by Mr. Yu on behalf of the Company during the normal course of business This banlance was unsecured, non-interest bearing and without pre-determined repayment term.

   (f) In February of 2002, the Company reached agreement with Supply
       Chain Services, Inc. ("SCS") to buy 618,497 shares of its common stock for a total cash consideration of $5,000 USD, after SCS has registered these shares for distribution to the Company's stockholders under the Securities Act of 1933. The Company further agreed to introduce a Market Maker to SCS to sponsor it to apply for quotation of its common stock on the OTC Bulletin Board after the registration of the 618,497 shares of its common stock becomes effective. The Company, however, is not obliged to introduce a market maker to Supply Chain as part of the consideration in this transaction. During February of 2002, the Company made a non-refundable deposit to SCS which will be applied towards the Company's purchase of SCS's common stock, and SCS engaged the legal firm, Harold P. Gewerter, Esq., Ltd., to develop documents for registration of the shares the Company agreed to purchase. SCS is a Reporting Company under the Securities and Exchange Act of 1934, but its common stock is not publicly traded. The major business of SCS is to provide supply chain management services to US companies buying merchandizes from Asia. SCS was introduced to the Company by King Kwok Yu, its Director and President. Mr. Yu was a Director of SCS from May of 1999 to September of 2000, and the Treasurer, Controller and Secretary of SCS from May of 1999 to January of 2002. Mr. Yu holds 2,000,000 shares out of SCS's total issued and outstanding common stock of 35,533,333 shares. As of June 30, 2002, the documents to register the SCS common stock the Company agreed to purchase was still under preparation. The Company will not receive any fees from SCS for this transaction since it is not providing any consulting services to SCS, and accordingly Mr. Yu will not receive any referral fee from the Company for introducing Supply Chain to us.



PAGE-13-




        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED COPNSOLIDATED FINANCIAL STATEMENTS
            (Amounts expressed in United States dollars)


6           OPERATING LEASES

    (a) In November of 2001, the Company entered into a Sub-contracting and Name Use Right Agreement with Yellowstone Incorporating Services, Inc. ("YIS) which is a Nevada company providing new corporation formation and resident agency services. YIS has to maintain offices at its own expenses for business purposes providing the Company a business presence in Las Vegas, Nevada; United States. YIS also has to provide the Company with mail sorting/forwarding, photocopying and facsimile transmitting services The Company has non-exclusive right to use the office space occupied by YIS. The total charge under this agreement is $17,400 for three years from November 12, 2001 to November 11, 2004. Full payment on the charges, including for the non-exclusive use of YIS's office space by the Company, had been made of which $7,911 included under long-term prepayments and $5,800 included under current prepayments ($10,811 and $5,800 as of December 31, 2001, respectively).

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



PAGE-15-




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



PAGE-16-




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



PAGE-17-





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



PAGE-18-




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


Results of operations

Revenue from services provided, direct cost of services and gross margin

     Our revenue from services provided was $ 26,645 for the three months ended June 30, 2002. This revenue was generated from the work we had performed on the Korean Project. Our direct cost of services was $ 12,321 for the three months ended June 30, 2002, which represented the direct costs incurred on the Korean Project. The most significant item included in the direct costs was $10,000 of charges we paid to Qu Corp for sub-contract work on the Koran Project. We contracted Qu Corp to perform certain services including document preparation for the Korean Project in September of 2001. We terminated all our contracts with Qu Corp for the Korean Project in May of 2002. Qu Corp agreed with us that it should only be compensated for work already performed for $10,000, and that we should be released from any further liabilities under all contracts we entered with it for the Korean Project. The gross margin for the three months ended June 30, 2002, at $ 14,324, was 54% of our revenue from services. We did not have any revenue from services provided, direct cost of services and gross margin for the three months ended June 30, 2001 because we did not rendered any service during this period.

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

General and administrative expenses

     General and administrative ("G&A") expenses totaled to $32,489 for the three months ended June 30, 2002. Items included in the G&A expenses for the three months ended June 30, 2002 were audit fee of $2,035, legal fees of $3,000, salaries of $7,419, SEC filing expenses of $5,852, fees for representative offices (including exclusive and non-exclusive use of office spaces in Hong Kong, China, and Las Vegas) of $6,492, traveling expense of $2,898, stock transfer agent set up charges of $966, and office and other expenses of $3,827.

     We  did  not  incur any G&A expenses for the three months  ended
June 30, 2001.

Loss before cumulative effect on prior year (to December 31, 2001) of changes in accounting principle

     Our loss before cumulative effect on prior year (to December 31, 2001) of change in accounting principle was $17,895 for the three months ended June 30, 2002. We incurred this loss because we did not generate sufficient revenue for services provided to cover all our costs and expenses. There was no profit or loss for the three months ended June 30, 2001 because we did not generate revenue and/or incur any cost and expense during this period.

Cumulative effect on prior year (to December 31, 2001) of changing to a different revenue recognition method, and a different expense recognition on service sales transactions

     During the second quarter of 2002, we decided to change the method of recognizing project revenue from the Completed Performance Method to the Proportional Performance Method. In connection with this change, we also changed the method of recognizing project expenses as required under the Completed Performance Method to the method of recognizing project expenses as required under the Proportional Performance Method (see note 4 to the unaudited financial statements for the three months and six months ended June 30, 2002). The changes were made to better reflect the effort of our management in the financial statements on a timely basis. The cumulative effect on prior year (to December 31, 2001) resulting from these changes for the three months ended June 30, 2002 and 2001 were both zero.



PAGE-19-





Loss after cumulative effect on prior year (to December 31, 2001) of changes in accounting principle

     Our loss after cumulative effect on prior year (to December 31, 2001) of change in accounting principle was $17,895 for the three months ended June 30, 2002. We incurred this loss because we did not generate sufficient revenue for services provided to cover all our costs and expenses. There was no profit or loss for the three months ended June 30, 2001 because we did not generate revenue and/or incur any expense during this period.

Results of operations for the six months ended June 30, 2002 as compared to six months ended June 30,2001

Revenue from services provided, direct cost of services and gross margin

     Our revenue from services provided was $31,379. This revenue was generated from the work we had performed on the Korean Project. Our direct cost of services was $ 15,263 for the six months ended June 30, 2002, which represented the direct costs incurred on the Korean Project. The most significant item included in the direct costs was $10,000 of charges we paid to Qu Corp for sub-contract work on the Koran Project. We contracted Qu Corp to perform certain services including document preparation for the Korean Project in September of 2001. We terminated all our contracts with Qu Corp for the Korean Project in May of 2002. Qu Corp agreed with us that it should only be compensated for work already performed for $10,000, and that we should be released from any further liabilities under all contracts we entered with it for the Korean Project The resulting gross margin for the six months ended June 30, 2002 was $ 16,116, or 51% of our revenue from services. We did not have any revenue from services provided, direct cost of services and gross margin for the six months ended June 30, 2001 because we did not rendered any service during this period.

Other income

     We had other income of $675 for the six months ended June 30, 2002. This was the name use right fee payable to us by Yellowstone Incorporating Services, Inc. for its right to include Yellowstone in its company name, and its right to claim as our affiliate when it conducts business. There was no other income for the six months ended June 30, 2001 because Yellowstone Incorporating Services, Inc. was not in existence then.

General and administrative expenses

     General and administrative ("G&A") expenses totaled to $45,624 for the six months ended June 30, 2002. Items included in the G&A expenses for the six months ended June 30, 2002 were audit fee of $2,035, legal fees of $3,000, salaries of $7,419, SEC filing expenses of $5,852, fees for representative offices (including exclusive and non-exclusive use of office spaces in Hong Kong, China, and Las Vegas) of $12,984, traveling expense of $5,942, stock transfer agent set up charges of $966, incorporation expenses $3,655 for incorporating four subsidiaries, and office and other expenses of $3,771.

     We only incurred G&A expenses of $550 for the six months ended June 30, 2001, which represented the cost of incorporation of our company.

Loss before cumulative effect on prior year (to December 31, 2001) of changes in accounting principle

     Our loss before cumulative effect on prior year (to December 31,
2001) of change in accounting principle was $28,833 for the six months ended June 30, 2002. We incurred this loss because we did not generate sufficient revenue for services provided to cover all our costs and expenses. The loss before cumulative effect on prior year (to December 31, 2001) of change in accounting principle was $550 for the six months ended June 30, 2001 because we did not generate revenue, but we incurred $550 of incorporation expense for incorporating our company.

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



PAGE-20-





Loss after cumulative effect on prior year (to December 31, 2001) of changes in accounting principle

     Our  loss after cumulative effect on prior year (to December 31,
2001) of change in accounting principle was $28,833 for the six months ended June 30, 2002. We incurred this loss because we did not generate sufficient revenue for services provided to cover all our costs and expenses. The loss after cumulative effect on prior year (to December 31, 2001) of change in accounting principle was $550 for the six months ended June 30, 2001 because we did not generate revenue, and we incurred $550 of incorporation expense for incorporating our company.

Results of operations for the period from inception (March 14, 2001) to June 30, 2002

Revenue from services provided, direct cost of services and gross margin

     Our revenue from services provided was $ 31,379. This revenue was generated from the work we had performed on the Korean Project. Our direct cost of services was $ 15,263 for the period from March
14, 2001 to June 30, 2002, which represented the direct costs incurred on the Korean Project. The most significant item included in the direct costs was $10,000 of charges we paid to Qu Corp for sub-contract work on the Koran Project. We contracted Qu Corp to perform certain services including document preparation for the Korean Project in September of 2001. We terminated all our contracts with Qu Corp for the Korean Project in May of 2002. Qu Corp agreed with us that it should only be compensated for work already performed for $10,000, and that we should be released from any further liabilities under all contracts we entered with it for the Korean Project. The gross margin for the period from inception to June 30, 2002, at $ 16,116, was 51% of our revenue from services.

Other income

     We had other income of $810 for the period from inception (March 14, 2001) to June 30, 2002. This was the name use right fee payable to us by Yellowstone Incorporating Services, Inc. for its right to include Yellowstone in its company name, and its right to claim as our affiliate when it conducts business.

General and administrative expenses

     General and administrative ("G&A") expenses totaled to $53,197 for the period from inception (March 14, 2001) to June 30, 2002. Items included in the G&A expenses for the period from March 14, 2001 (date of incorporation) to June 30, 2002 were audit fee of $4,035, legal fees of $3,000, salaries of $7,419, SEC filing expenses of $5,852, fees for representative offices (including exclusive and non-exclusive use of office spaces in Hong Kong, China, and Las Vegas) of $16,634, traveling expense of $6,113, stock transfer agent set up charges of $966, web site expense of $1,101, incorporation expenses $4,205 for incorporating our company and four subsidiaries, and office and other expenses of $3,872.

Loss before cumulative effect on prior year (to December 31, 2001) of changes in accounting principle

     Our loss before cumulative effect on prior year (to December 31, 2001) of change in accounting principle was $36,271 for the period from inception (March 14, 2001) to June 30, 2002. We incurred this loss because we did not generate sufficient revenue for services provided to cover all our costs and expenses.

Cumulative effect on prior year (to December 31, 2001) of changing to a different revenue recognition method, and a different expense recognition on service sales transactions

     During the second quarter of 2002, we decided to change the method of recognizing project revenue from the Completed Performance Method to the Proportional Performance Method. In connection with this change, we also changed the method of recognizing project expenses as required under the Completed Performance Method to the method of recognizing project expenses as required under the Proportional Performance Method (see note 4 to the unaudited financial statements for the three months and six months ended June 30, 2002). The changes were made to better reflect the effort of our management in the financial statements on a timely basis. The cumulative effect on prior year (to December 31, 2001) resulting from these changes for the period from inception (March 14, 2001) to June 30, 2002 was zero.

Loss after cumulative effect on prior year (to December 31, 2001) of changes in accounting principle



PAGE-21-





     Our loss after cumulative effect on prior year (to December 31, 2001) of change in accounting principle was $36,271 for the period from inception (March 14, 2001) to June 30, 2002. We incurred this loss because we did not generate sufficient revenue for services provided to cover all our costs and expenses.

Liquidity and Capital Resources

Cash

     We had a net increased of $46,906 in our cash position during the six months ended June 30, 2002 as compared to a net increase of $48,620 during the six months ended June 30, 2001. Form inception (March 14, 2001) to June 30, 2002, our net cash position increased by $78,126.

Net cash paid for operating activities

     We used $50,384 of cash for operating activities for the six months ended June 30, 2002 as compared to $2,400 for the six months ended June 30, 2001. The amount of cash used for operating activities during the period from inception (March 14, 2001) to June 30, 2002 was $72,635.

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

     From inception (March 14, 2001) to June 30, 2002, we raised cash of $152,950 from issuance of a total of 4,166,500 shares of our common stock, and received cash of $503 from the minority stockholders of one of our subsidiaries, CEP (USA), Inc. for their equity investment in this company. During this period, one of our stockholders advanced cash of $15,599 to us to pay for our expenditures incurred during the normal course of business. We fully repaid this amount prior to .June 30, 2002

Cash needs for the next twelve months

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



PAGE-22-




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

Seasonality and Quarterly Fluctuations.

    Since  were incorporated in March 2001, we do not have sufficient
operating   history  to  determine  whether  seasonal  and  quarterly
fluctuations exist within our line of business.

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

     The result of the voting on each of the matters submitted to voting during the meeting were:
_______________________________________________________________________
                                                   Number of votes (A)
             Matters submitted to voting          For   Against Abstain

   1. Appointment of King Kwok Yu as director     All    None     None
      of the Company for Year 2002

   2. Appointment of Kai Hon Chan as director     All    None     None
      of the Company for Year 2002

   3. Appointment of Ka Yiu Ip as director of     All    None     None
      the Company for Year 2002

   4. Appointment of Areson & Co. as auditors     All    None     None
      of   the   Company  for  the year ending
      December 31, 2002

   (A)   Each  share  of common stock of the Company held  represents one vote.
_____________________________________________________________________

     As a result of the voting, it was resolved that:



PAGE-23-




  1. The following persons were appointed as our directors for until next Annual Stockholders' Meeting:

       a.   King Kwok Yu;
       b.   Kai Hon Chan; and
       c.   Ka Yiu Ip

  2. Areson & Co. was appointed as our auditors for the year ending December 31, 2002.

Item 6 - Exhibits
__________________________________________________________________________
Exhibit        Name and/or Identification of Exhibit

Number

3      Articles of Incorporation & By-Laws

       a. Articles  of Incorporation of the Company filed  March 13, 2001*

       b.  By-Laws of the Company adopted March 28, 2001*

99     Certification  under Section 906 of the Sarbanes-Oxley  Act
       (18 U.S.C. Section 1350)
__________________________________________________________________________

* Incorporated by reference to the exhibits to our General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB12G, previously filed with the Commission.



PAGE-24-




                             SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

              YELLOWSTONE CORPORATE SERVICES, INC.
                          (Registrant)

By: /s/ King Kwok Yu
------------------------
King Kwok Yu, President
















PAGE-25-





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


Date:  November 12, 2002

/s/ King Kwok Yu
---------------------
     President and CEO

/s/ Ka Yiu Ip
---------------------
     Chief Financial Officer






PAGE-26-