Form 10QSB/A
period 2002-09-30
YELLOWSTONE CORPORATE SERVICES INC
filed 2002-11-18
CIK 1170830

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-QSB/A

(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

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




PAGE-1-




        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                        Report on Form 10-QSB
                          For quarter ended
                         September 30, 2002

                    TABLE OF CONTENTS

                                                             Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements                                  3

Unaudited Condensed Consolidated Balance Sheets - as           4
of September 30, 2002 and December 31, 2001

Unaudited Condensed Consolidated Statements of Operations      5
- for each of the three and nine-month periods ended
September 30, 2002 and 2001, and for the period from Inception (March 14, 2001) to September 30, 2002


Unaudited Condensed Consolidated Statements of Cash Flows      6
- for each of the nine-month periods ended September 30, 2002 and 2001,and for the period from Inception
(March 14, 2001) to September 30, 2002


Notes to Condensed Consolidated Financial Statements           7

Item 2 - Management's Discussion and Analysis or Plan of      18
Operation

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                      26

SIGNATURES                                                    27

CERTIFICATIONS                                                27










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





















PAGE-3-




        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
             (Amount expressed in United States dollars)

                                Note        September     December
                                            30, 2002      31, 2001
                                          ------------   -----------
                                             $               $
ASSETS
Current assets:
Cash                                         35,748          31,220
Accounts receivable                          24,234          135
Prepayments                     7(a)         28,591          7,733
Deferred project costs          3(e)             ---             46,515
Deferred offering costs         3(h)         ---             45,000
                                           ------------   -----------
Total current assets                         88,573          130,603
Furniture,   fixture,    office
equipment and computer software   4           6,122              733
Other assets:
Long-term prepayments           7(a)          6,572           10,811
                                           ------------   -----------
Total assets                                 101,267         142,147
                                           ============   ===========
LIABILITIES, MINORITY  INTEREST
AND STOCKHOLDERS' EQUITY

Current liabilities:
Clients' deposits                            15,000          10,000
Accounts  payable  and  accrued              9,317           40,348
expenses
Due to a stockholder            9(e)         ---             3,217
Capital   lease  obligation   -   5          310             ---
current portion                            ------------   -----------
Total current liabilities                    24,626          53,565
Capital lease obligation -  non   5          1,487           ---
current portion
Minority      interest       in              503             ---
Consolidated Subsidiary                    ------------   -----------
Total  liabilities and minority              26,616          53,565
interest                                   ------------   -----------
Commitments                      7 & 10
Stockholders' equity:
Preferred  stock,  $0.001   par
value,     5,000,000     shares 6(a)        --             --
authorized;  no  shares  issued
and outstanding
Common stock, $0.001 par value,
20,000,000  shares  authorized;
6,219,132 and 5,052,632  shares
issued and outstanding   as  of 6(b)          6,219          5,053
September 30, 2002 and December
31, 2001, respectively
Additional paid-in capital                  146,731         90,967
Accumulated deficit                         (78,300)        (7,438)
                                           ------------   -----------
Total stockholders' equity                   74,650         88,582
Total   liabilities,   minority            ------------   -----------
interest    and   stockholders'             101,266        142,147
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

                                                                 From
                               Three months    Nine months    inception
                                  ended           ended       (March 14,
                               September 30,   September 30,   2001) to
                        Note   -------------   -------------  September 30,
                               2002     2001    2002     2001     2002
                              ------   ------  ------   ------   ------
                                $        $      $       $    $
Revenue  from  services
provided
Project  management  on       9,251      ---   40,629    ---    40,629
listing exercise
Direct cost of services      (4,500)     ---  (19,763)   ---   (19,763)
                              ------   ------  ------   ------   ------
Gross margin                  4,751      ---    20,86    ---    20,866
                                                6
Consulting services           3,500      ---    3,500    ---     3,500
                              ------   ------  ------   ------   ------
                              8,251      ---   24,366    ---    24,366

Other income                   ---       ---      675    ---       810
                              ------   ------  ------   ------   ------
                              8,251      ---   25,041    ---    25,176

General and                 (50,276)    (526) (95,901) (1,076) (103,474)
administrative expenses
Re-measurement loss     3(k)     (2)     ---       (2)   ---        (2)
                              ------   ------  ------   ------   ------
Loss  before cumulative
effect  of  changes  in     (42,027)    (526) (70,862) (1,076)  (78,300)
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



                                                               From
                                                            inception
                                     Nine months ended       (March 14,
                                       September 30,           2001) to
                                     -------------------    September 30,
                                       2002       2001          2002
                                     ---------  ---------  --------------
                                         $       $           $
CASH    FLOW   FROM   OPERATING
ACTIVITIES
Net loss                             (70,862)    (1,076)      (78,300)


Adjustments  to  reconcile  net
loss to net cash paid
   for operating activities:
Depreciation                            831      ---          863
Deferred project costs                46,515     ---          ---
Decrease/(increase)          in
operating assets:
Accounts receivable                  (24,099)    ---          (24,234)

Prepayments-current & long-term      (16,619)    (11,850)     (35,163)


Increase/(decrease)          in
operating liabilities:
Clients' deposits                      5,000     ---          15,000
Accounts  payable  and  accrued      (31,031)    10,000        9,317
expenses                             ---------  ---------  --------------
Net  cash  paid  for  operating      (90,265)    (2,926)     (112,517)
activities

CASH    FLOW   FROM   INVESTING
ACTIVITIES
Purchases     of     furniture,
fixture,  office equipment  and      (4,400)    ---          (5,165)
computer software

CASH    FLOW   FROM   FINANCING
ACTIVITIES
Net  proceeds from issuance  of       101,930    51,020       152,950
common stock
Amount due to a stockholder           12,383     526           15,600
Repayment of amount  due  to  a      (15,600)    ---          (15,600)
stockholder
Payment  of capital element  of          (23)    ---          (23)
capital lease obligations
Minority interest                        503     ---          503
                                     ---------  ---------  --------------
Net increase in cash                   4,528     48,620       35,748
Cash as of beginning of period        31,220     ---          ---
                                     ---------  ---------  --------------
Cash as of end of period              35,748     48.620       35,748
                                     =========  =========  ==============
Non-cash     investing      and
financing activities:

Common stock issued in exchange
for  corporate  consulting  and       45,000     45,000      45,000
document preparation services
Capital  lease obligations  for
the    purchase    of    office        1,820    ---         1,820
equipment                            =========  =========  ==============


   The accompanying notes are an integral part of these financial statements




PAGE-6-




        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts expressed in United States dollars)

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


    The Company incorporated five companies as stockholders during February of 2002 to May of 2002. The key information on these five companies are:-



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




PAGE-7-




        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts expressed in United States dollars)


1    ORGANIZATION AND PRINCIPAL ACTIVITIES (cont'd)

    Inc. The Company has made a full payment on the cash component of the fee. StoneOne, Inc. has not issued any common stock to the legal firm. After issuance of these common stock to the legal firm, the Company's equity interest in StoneOne, Inc. will decrease from 100% to 99.52%. The Company's total investment in StoneOne, Inc. was $8,292 USD as of June 30, 2002. StarLightOne, Inc. has not taken any action to become a Reporting Company under the Exchange Act. Othe Company's total investment in StarLightOne, Inc. was $1,382 USD as of June 30, 2002. StoneOne, Inc. and StarLightOne, Inc. have not commenced any negotiation for a merger or an acquisition.

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

    The business objective of CEP (USA), Inc. is to develop a distributorship business on environmental protection products and processes. The Company has an understanding with Guang Xin Wu and his designees on the followings:

*    The Company would bear the cost of incorporating CEP (USA), Inc.
* The Company would assist CEP (USA), Inc. in its expenses to establish a shareholder base comprising of at least 50 shareholders;
* Guang Xin Wu would secure distributorship on environmental protection products and processes for CEP (USA) Inc. with his best effort at no compensation;
* Karlson Po and So Ha Tsang would perform bookkeeping and administrative function for CEP (USA), Inc. at no compensation;
* Frank Sherman would assist CEP (USA), Inc. to deal with matters in the US at no compensation;
* Outside financial resources should be secured as and when it is needed to support CEP (USA), Inc.'s operations; and
* CEP (USA), Inc. should seek for listing on either the Pink Sheets or the OTC Bulletin Board as and when it is qualified to do so.




PAGE-8-




        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts expressed in United States dollars)


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

2    GOING CONCERN

    The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company and its subsidiaries (the "Group") as a going concern. However, the Group is a development stage entity with limited operations. For the period from the Group's inception on March 14, 2001 to September 30, 2002, a total loss of US$78,300 had been incurred on revenues of US$44,129. To the extent that the Group is unable to generate sufficient revenues and cash flows to support its operations, it will have to seek additional working capital from private or public financing sources. There are no assurances that additional financing will be available, or if available, will be on terms acceptable to the Group. If adequate working capital is not available, the Group may not be able to continue its operations as a going concern The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

    (c)  Use of Estimates

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. An estimate was used in valuing the amount of shares to be issued in return for professional services rendered (note 8(c)). The directors estimate this approximates the cost an independent professional would charge for these services.




PAGE-9-





        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts expressed in United States dollars)



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

     (e)  Deferred Project Costs

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

     (g) Furniture, fixture, office equipment and computer software

         Furniture,  fixture,  equipment and  computer  software  are
         stated   at   cost,   net   of   accumulated   depreciation.
         Depreciation is provided using the straight-line method over the estimated useful life of these assets ranging from 24 months to 60 months.

     (h)  Deferred Offering Costs

         The Company defers costs associated with the raising of capital until such time as the offering is completed, at which time the costs are charged against the capital raised. Should the offering be terminated, the costs are charged to operations during the period when the offering is terminated.




PAGE-10-




        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts expressed in United States dollars)


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

     (k)  Foreign Currency Adjustments

         The U.S. dollar is the "functional currency" of the Company's overseas subsidiaries. All foreign currency asset and liability amounts are remeasured into U.S. dollars at end of the period exchange rates, except for prepaid expenses and fixed assets, which are measured at historical rates. Foreign currency income and expenses are remeasured at average rates in effect during the period, except for expenses related to balance sheet amounts remeasured at historical rates. Exchange gains or losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the consolidated statement of income in the period in which they occur as re-measurement gain or loss.

     (l)  Net Loss Per Share

         Basic net loss per share is computed in accordance with Statement of Financial Accounting Standards No.128 " Earnings Per Share" by dividing net loss by the weighted average number of shares of common stock outstanding during the period.


4    FURNITURE, FIXTURE, OFFICE EQUIPMENT AND COMPUTER SOFTWARE

     Furniture, fixture, equipment and computer software consist of the following:

                                         September      December
                                          30, 2002      31, 2001
                                         ----------    -----------

                                             $             $

      Furniture and fixtures               2,103          ---
      Office equipment                     3,625          765
      Computer software                    1,257          ---
                                         ----------    -----------
                                           6,985
      Less:   accumulated  depreciation     (863)         (32)
      and amortization                   ----------    -----------
      Furniture,   fixture,   equipment    6,123          733
      and computer software, net         ==========    ===========





PAGE-11-




        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts expressed in United States dollars)


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

     (b)  Common Stock

         The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.001 each. The Company issued 5,052,632 shares on March 28, 2001 for a total cash consideration of $51,020 and for professional services valued by the Company's Board of Directors at $45,000, which was recorded as deferred offering costs under current assets [note 8(c)] as of December 31, 2001. In January, 2002, The Company completed a public offering of shares of common stock in accordance with Regulation D, Rule 504 of the Securities Act of 1933, as amended, and the registration by qualification of the offering in the State of Nevada. The Company sold 1,166,500 shares of common stock, par value, at a price of $0.10 per share for a gross proceed of $116,650 in cash. The cost of this offering of $59,720, which included the deferred offering cost of $45,000, was charged against additional paid-in capital.




PAGE-12-




        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts expressed in United States dollars)


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





PAGE-13-




        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts expressed in United States dollars)


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
             Weight   average   number   of     5,830,298
             common shares outstanding




PAGE-14-




        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts expressed in United States dollars)


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

     (c) In connection with the Korean Project, the Company has engaged Qu Corp., which is a registered stockholder for 2,052,632 shares of the Company's common stock, to act as the Company's coordinator in the United States at a fee of $45,000, which was included as part of the deferred project costs under current assets as of December 31, 2001. In May of 2002, the Company reached a decision to terminate the services of Qu Corp for the Korean Project because the Company wished to work with professional firms which could pay more attention to the progress of the project. Agreement was reached in the same month with Qu Corp that
         they should only be compensated  at a   cash  payment  of
         $10,000  USD  for  the  work  already completed   which
         included  formation  of  a   new   Nevada corporation  and
         drafting of documents required under Rule 504 of Regulation D of the Securities Act of 1933. This payment was made in September of 2001 as a







PAGE-15-




        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts expressed in United States dollars)


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




PAGE-16-




        YELLOWSTONE CORPORATE SERVICES, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts expressed in United States dollars)


9    RELATED PARTY TRANSACTIONS (cont'd)

         feet of space for common use at a monthly rental of US$3,369. (note 6(c) and note 8).

    (e) Details of amount due to a stockholder of the Company were as follows:

                                         September    December
                                         30, 2002     31, 2001
                                        -----------  ----------
                                              $         $

         Mr. King Kwok Yu                  ---        3,217


         The amount due as of December 31, 2001 arose from payments made by Mr. Yu on behalf of the Company during the normal course of business This balance was unsecured, non-interest bearing, and was settled in cash during the second quarter of 2002.

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

Plan of Operation

As of September 30, 2002, we had $35,748 of cash. This amount of cash will not be sufficient to cover our cash needs in the next 12 months for operating activities before revenues, which is estimated at approximately $220,000, and investing activities of approximately $4,500, which are for the purchase of equipment and furniture, in the next twelve months. In order to meet our estimated cash needs during this period, we need to accomplish all of the following:

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




PAGE-24-




Liquidity and Capital Resources

Cash

We had a net increased of $4,528 in our cash position during the nine months ended September 30, 2002 as compared to a net increase of $48,620 during the nine months ended September 30, 2001. Form inception (March 14, 2001) to September 30, 2002, our net cash position increased by $35,748.

Net cash paid for operating activities

We used $90,265 of cash for operating activities for the nine months ended September 30, 2002 as compared to $2,926 for the nine months ended September 30, 2001. The amount of cash used for operating activities during the period from inception (March 14, 2001) to September 30, 2002 was $112,517.

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

Cash flow from financing activities

We received net cash proceeds of $101,930 from issuance of 1,166,500 shares of our common stock and cash of $503 from the minority stockholders of one of our subsidiaries, CEP (USA), Inc. for their equity investment in this company during the nine months ended September 30, 2002. During this period, one of our stockholders advanced cash of $12,383 to us to pay for our expenditures incurred during the normal course of business. During this period, we fully repaid this amount, and $3,217 of amount due to this stockholder outstanding at the beginning of this period.

We received cash proceeds of $51,020 from issuance of 3,000,000 shares of our common stock during the nine months ended September 30, 2001. During this period, one of our stockholders advanced cash of $526 to us to pay for our expenditures incurred during the normal course of business.

>From inception (March 14, 2001) to September 30, 2002, we raised cash of $152,950 from issuance of a total of 4,166,500 shares of our
common   stock,  and  received  cash  of  $503  from   the   minority
stockholders of one of our subsidiaries, CEP (USA), Inc. for their equity investment in this company. During this period, one of our
stockholders  advanced  cash  of  $15,600  to  us  to  pay  for   our
expenditures incurred during the normal course of business. We fully repaid this amount prior to .September 30, 2002

Cash needs for the next twelve months

As of September 30, 2002, we had $35,748 of cash. This amount of cash will not be sufficient to cover our cash needs in the next 12 months for operating activities before revenues, which is estimated at approximately $220,000 in the next twelve months. In order to meet our estimated cash needs during this period, we need to accomplish all of the following:

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


Date:  November 15, 2002

/s/ King Kwok Yu
---------------------------
     President and CEO

/s/ Ka Yiu Ip
---------------------------
     Chief Financial Officer




PAGE-27-